Form 10-Q
period 1998-03-31
CHASTAIN CAPITAL CORP
filed 1998-06-05
CIK 1051491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------


(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1998
                                                 --------------
                                       OR

         | |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the transition period from ___________________ to ____________________

                         Commission file number 0-23917
                                                -------

                          Chastain Capital Corporation
       (Exact name of registrant as specified in its governing instrument)

              Georgia                                   58-2354416
     (State of Organization)               (I.R.S. Employer Identification No.)

           3424 Peachtree Road N.E., Suite 800, Atlanta, Georgia 30326
          (Address of principal executive office)              (Zip Code)

       (Registrant's telephone number, including area code) (404)848-8850



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date. 8,980,778 shares of common
                                                 --------------------------
stock outstanding as of June 3, 1998
------------------------------------

                          CHASTAIN CAPITAL CORPORATION

                                    CONTENTS






PART  I - FINANCIAL INFORMATION

          Item 1 - Financial Statements:

              Consolidated Balance Sheets as of March 31, 1998 and
                     December 31, 1997 (Unaudited)
              Consolidated Statement of Income for the three months
                     ended March 31, 1998 (Unaudited)
              Consolidated Statement of Cash Flows for the three
                     months ended March 31, 1998 (Unaudited)
              Notes to Consolidated Financial Statements

          Item 2 - Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations

          Item 3 - Quantitative and Qualitative Disclosure About Market Risk

PART II - OTHER INFORMATION

                Items 1 through 6
                Signatures

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                          CHASTAIN CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                                      March 31,     December 31,
ASSETS                                                                  1998           1997
------                                                                --------      -----------
Cash                                                                   $1,000         $1,000
                                                                       ------         ------

     Total assets                                                      $1,000         $1,000
                                                                       ======         ======


STOCKHOLDERS' EQUITY
--------------------

Preferred stock, $0.01 par value. Authorized 25,000,000 shares, no shares issued
Common stock, $0.01 par value. Authorized 200,000,000 shares,
   100 shares issued and outstanding                                   $    1         $    1
Paid-in capital                                                           999            999
                                                                       ------         ------

     Total stockholders' equity                                        $1,000         $1,000
                                                                       ======          =====

          See accompanying Notes to Consolidated Financial Statements.



                          CHASTAIN CAPITAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

Net Income                                                                            $    0
                                                                                      ======


Net Income per common share                                                           $ 0.00
                                                                                      ======


          See accompanying Notes to Consolidated Financial Statements.



                          CHASTAIN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

Cash and cash equivalents, beginning of period                                        $1,000
                                                                                      ------

Cash and cash equivalents, end of period                                              $1,000
                                                                                      ======


          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

NOTE 1- ORGANIZATION

     Chastain Capital Corporation (the "Company") was incorporated in Georgia on December 16, 1997 and was initially capitalized on such date through the sale of 100 shares of Common Stock for an aggregate purchase price of $1,000. The Company will seek to originate commercial and multifamily mortgage loans ("Mortgage Loans") for the purpose of issuing collateralized mortgage obligations ("CMOs") collateralized by its Mortgage Loans and retaining the Mortgage Loans subject to the CMO debt. As a result of such transactions, the Company will retain a "first loss" subordinated equity ownership interest in the Mortgage Loans that has economic characteristics similar to those of subordinated interests in commercial mortgage-backed securities ("CMBS"). The Company also intends to acquire subordinated interests in CMBS, originate and acquire investments in real property that are subordinated to first lien Mortgage Loans ("Mezzanine Investments") and acquire real property and other real estate related assets.

     Through March 31, 1998, the Company had no operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts have been eliminated in consolidation.

Income Taxes

     The Company is organized as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute to its shareholders at least 95% of its taxable income and is not subject to federal income tax to the extent income is distributed.

Income Recognition

     Income and expenses are to be recorded on the accrual basis of accounting.

NOTE 3 - SUBSEQUENT EVENTS

     On April 23, 1998, the Company consummated an initial public offering ("IPO") of 7,380,000 shares of its Common Stock, with gross proceeds of $110,700,000 and net proceeds to the Company of $102,951,000.

     The Company also issued, pursuant to two separate private placements, an aggregate of 897,678 shares of Common Stock to ERE Yarmouth Holdings, Inc., an indirect wholly-owned subsidiary of Lend Lease Corporation Limited ("Lend Lease"), and 700,000 shares of Common Stock to FBR Asset Investment Corporation, an affiliate of Friedman, Billings, Ramsey & Co., Inc., each of which closed concurrently with the closing of the IPO, at $13.95 per share, with total proceeds to the Company of $22,287,608.

     The Company entered into a Management Agreement (the "Management Agreement") with ERE Yarmouth, Inc. (the "Manager"), an indirect wholly-owned subsidiary of Lend Lease, under which the Manager will advise the Company on various facets of its business and manage its day-to-day operations, subject to the supervision of the Company's Board of Directors.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

     Pursuant to the Management Agreement, the Company will pay the Manager a quarterly base management fee equal to the following:

     For the first four fiscal quarters.....         1.00% per annum of the Average Invested Assets 1 of the
                                                     Company
     During each fiscal quarter
          thereafter........................         0.85% per annum of the Average Invested Assets up to $1 billion

                                                     0.75% per annum of the Average  Invested Assets from $1 billion to
                                                     $1.25 billion

                                                     0.50% per annum of the Average Invested Assets in excess of $1.25 billion

     The Management Agreement also provides for a quarterly incentive management fee equal to the product of (A) 25% of the dollar amount by which (1) (a) Funds From Operations 2 (before the incentive fee) of the Company for the applicable quarter per weighted average number of shares of Common Stock outstanding plus
(b) gains (or minus losses) from debt restructuring or sales of assets not included in Funds From Operations of the Company for such quarter per weighted average number of shares of Common Stock outstanding, exceed (2) an amount equal to (a) the weighted average of the price per share at initial offering and the prices per share at any secondary offerings by the Company multiplied by (b) 25% of the sum of the Ten-Year U.S. Treasury Rate plus four percent, and (B) the weighted average number of shares of Common Stock outstanding.

     In addition, the Management Agreement provides for a termination fee equal to the sum of the base management fee and incentive management fee, if any, earned during the immediately preceding four fiscal quarters.

     The Company adopted a stock option plan to provide incentive compensation for the Company's executive officers and the Manager, whereby the Manager was granted an option to purchase 1,166,667 shares of Common Stock of the Company exercisable at the initial public offering price. One-fourth of the Manager's options will be exercisable on each of the first four anniversaries of the closing date of the IPO.

     The underwriters sold 79,586 shares of Common Stock that were purchased in the IPO to directors and officers of the Company and the Manager for $15.00 per share. Pursuant to the Company's Directed Share Program, such individuals were granted an option to purchase one share of Common Stock for each share of Common Stock purchased in the IPO. One-fifth of the options were exercisable immediately, and one-fifth of the options will be exercisable on each of the first four anniversaries of the closing date of the IPO. The individuals who bought shares of Common Stock pursuant to such reservation were required to agree not to offer or sell or contract to sell or otherwise dispose of any Common Stock of the Company without the prior consent of the underwriters' representatives for a period of one year from the date of the IPO.


1 The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including a proportionate amount of the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves less
(i) uninvested cash balances and (ii) the book value of the Company's CMO liabilities, computed by dividing (a) the sum of such values for each of the three months during such quarter (based on the book value of such assets as of the last day of each month) by (b) three.

2 The term "Funds From Operations" as defined by the National Association of Real Estate Investment Trusts, Inc. means net income (computed in accordance with generally accepted accounting principles ("GAAP")) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after deduction of preferred stock dividends, if any, and similar adjustments for unconsolidated partnerships and joint ventures. Funds From Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company was incorporated in Georgia on December 16, 1997 for the purpose of investing in multifamily and commercial Mortgage Loans, CMBS interests, Mezzanine Investments and Real Property. The Company expects to generate income for distribution to its shareholders primarily from the net income derived from its investments in real estate related assets. The Company intends to operate in a manner that permits it to elect, and it intends to elect, to be subject to tax as a real estate investment trust for federal income tax purposes. On April 23, 1998, the Company commenced its operations upon consummation of a public offering of 7,380,000 shares of its Common Stock. The Company had not conducted any operations as of March 31, 1998.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     Not applicable.

PART II: OTHER INFORMATION

Item 1.       Legal Proceedings

              Response:  None

Item 2.       Changes in Securities and Use of Proceeds

                  On April 23, 1998, the Securities and Exchange Commission (the "Commission") declared effective the Company's Registration Statement on Form S-11 (File No. 333-42629) (the "Registration Statement") relating to the initial public offering of 7,380,000 shares of its Common Stock at an initial public offering price of $15.00 per share. In addition to the Company's initial public offering, 897,687 shares of the Company's Common Stock were sold to ERE Yarmouth Holdings, Inc. and 700,000 shares of the Company's Common Stock were sold to FBR Asset Investment Corporation, in each case for $13.95 per share in sales exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act. Both ERE Yarmouth Holdings, Inc. and FBR Asset Investment Corporation are "accredited investors" as that term is defined in Rule 501(a) promulgated by the Commission under the Act. On April 28, 1998, the Company completed (i) the offering of 7,380,000 shares of Common Stock, with gross proceeds of $110,000,000 and net proceeds (after subtracting underwriting discounts and commissions) to the Company of $102,951,000; (ii) the sale of 897,687 shares of Common Stock to ERE Yarmouth Holdings, Inc. with net proceeds to the Company of $12,522,608; and (iii) the sale of 700,000 shares of Common Stock to FBR Asset Investment Corporation with net proceeds to the Company of $9,765,000. The managing underwriters of the initial public offering were Friedman, Billings, Ramsey & Co., Inc. and EVEREN Securities, Inc.

Item 3.       Default Upon Senior Securities

              Response:  None

Item 4.       Submission of matters to a Vote of Security Holders

                  On February 11, 1998, by unanimous written consent of the sole stockholder in lieu of a meeting of stockholders, the Company's 1998 Stock Option Plan was approved in the form adopted by the Board of Directors.

                  On February 27, 1998, by unanimous written consent of the sole stockholder in lieu of a meeting of stockholders, the Company's Articles of Incorporation were amended and restated in the form adopted by the Board of Directors.

Item 5.       Other Information

              Response:  None

Item 6.       Exhibits and Reports on Form 8-K

              Response:

              a)  Exhibit

                  27 Financial Data Schedule (for SEC filing purposes only)

              b)  Reports

                  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Chastain Capital Corporation




                                             By: /s/Steve Grubenhoff
                                                 -------------------------
                                                 Steve Grubenhoff
                                                 Chief Financial Officer


Date:  June 5, 1998

                                  EXHIBIT INDEX


Exhibit No.                            Description
-----------       --------------------------------------------------------
   27             Financial Data Schedule (for SEC filing purposes only)