Form 10-Q
period 1998-06-30
CHASTAIN CAPITAL CORP
filed 1998-08-14
CIK 1051491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       (Mark One)

                  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998

                                       or

                  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from __________________ to __________________

                         Commission file number 0-23917
                         ------------------------------
                          Chastain Capital Corporation
      (Exact name of registrant as specified in its governing instrument)


                     Georgia                                                  58-2354416
(State or Other Jurisdiction of Incorporation or Organization)    (I.R.S. Employer Identification No.)


                 3424 Peachtree Road N.E., Suite 800, Atlanta, Georgia 30326
          (Address of principal executive office)                   (Zip Code)

      (Registrant's telephone number, including area code) (404) 848-8850

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,980,778 shares of common stock outstanding as of August 10, 1998.

                                    CONTENTS

PART  I - FINANCIAL INFORMATION


                Item 1 - Financial Statements:

                                Consolidated Balance Sheets as of June 30, 1998 (Unaudited) and
                                 December 31, 1997 (Unaudited)
                                Consolidated Statements of Income for the three and six months ended June 30, 1998 (Unaudited)
                                Consolidated Statement of Changes in Shareholders' Equity
                                 for the six months ended June 30, 1998 (Unaudited)
                                Consolidated Statement of Cash Flows for the six
                                 months ended June 30, 1998 (Unaudited)
                                Notes to Consolidated Financial Statements

                Item 2 - Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations

                Item 3 - Quantitative and Qualitative Disclosure about Market Risk

PART II - OTHER INFORMATION

                Items 1 through 6
                Signatures

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                          CHASTAIN CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1998 (Unaudited) AND
                         DECEMBER 31, 1997 (Unaudited)


                                                                                June 30,                 December 31,
                                                                                  1998                       1997
                                                                            --------------             -------------
ASSETS

Commercial mortgage-backed securities (CMBS) available-for-sale,
   at market value                                                          $  74,322,060
Mezzanine loan investments                                                     25,780,000
Real estate investment, net                                                     3,673,090
Cash and short-term investments                                                22,515,940             $       1,000
Accrued interest receivable                                                       655,057
Prepaid expenses and taxes                                                        439,907
Other assets                                                                       69,028
                                                                            -------------             -------------
   Total assets                                                             $ 127,455,082             $       1,000
                                                                            =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accrued public offering costs                                               $     907,915
Dividends payable                                                                 808,270
Accrued management fees                                                           220,986
Accounts payable and accrued expenses                                             131,123
Other liabilities                                                                 467,154
                                                                            -------------
   Total liabilities                                                            2,535,448
                                                                            -------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares, no shares issued
Common stock, $.01 par value. Authorized 200,000,000 shares,
   8,980,778 and 100 shares issued and outstanding at June 30, 1998
   and December 31, 1997, respectively                                             89,808             $           1
Additional paid-in capital                                                    124,874,384                       999
Change in net unrealized gain on securities available-for-sale                    661,076
Distributions in excess of earnings                                              (705,634)
                                                                          ---------------             -------------
   Total shareholders' equity                                                 124,919,634                     1,000
                                                                          ---------------             -------------
     Total liabilities and shareholders' equity                           $   127,455,082             $       1,000
                                                                          ===============             =============


See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)


                                                                              For the Three               For the Six
                                                                               Months Ended               Months Ended
                                                                              June 30, 1998              June 30, 1998
                                                                            -----------------          -----------------
REVENUE:
Interest income on CMBS                                                     $         317,095          $        317,095
Interest income on mezzanine loan investments                                          11,602                    11,602
Rental income                                                                           7,979                     7,979
Other interest income                                                               1,009,314                 1,009,314
                                                                            -----------------          ----------------

   Total revenue                                                                    1,345,990                 1,345,990
                                                                            -----------------          ----------------

OPERATING EXPENSES:

Stock compensation to Manager                                                         877,917                   877,917
Management fees                                                                       220,986                   220,986
General and administrative                                                            179,198                   179,198
Depreciation and amortization                                                           5,313                     5,313
Real estate operating expenses                                                          1,612                     1,612
Real estate taxes                                                                         754                       754
                                                                            -----------------          ----------------

   Total operating expenses                                                         1,285,780                 1,285,780
                                                                            -----------------          ----------------

INCOME BEFORE GAIN ON SALE                                                             60,210                    60,210

GAIN ON SALE OF CMBS                                                                   42,426                    42,426
                                                                            -----------------          ----------------
NET INCOME                                                                  $         102,636          $        102,636
                                                                            =================          ================

NET INCOME PER COMMON SHARE:
Basic and Diluted                                                           $             .01          $            .01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted                                                                   8,980,778                 8,980,778


See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)

                                                               Accumulated
                        Number of               Additional        Other       Distributions                      Total
                         Shares      Common       Paid-in     Comprehensive    in Excess of   Comprehensive  Shareholders'
                       Outstanding    Stock       Capital         Income         Earnings        Income          Equity
                       -----------   -------  ------------    -------------   -------------   -------------  -------------
Balance at beginning           100  $      1 $        999                                                    $      1,000
 of period

Net proceeds from        8,977,678    89,777  123,939,642                                                     124,029,419
 initial public
 offering on April 23,
 1998

Shares issued to             3,000        30       44,970                                                          45,000
 Board of Directors

Change in net
 unrealized gain on
 securities
 available-for-sale                                            $  661,076                     $  661,076          661,076

Value of stock
 options issued                                   888,773                                                         888,773


Net income                                                                     $   102,636       102,636          102,636

Dividends declared
 ($0.09 per share)                                                                (808,270)                      (808,270)
                       --------------------------------------------------------------------------------------------------

Balance at end of
 period                   8,980,778 $ 89,808  $124,874,384    $  661,076       $  (705,634)      763,712    $ 124,919,634
                       ==================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                           $        102,636
 Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on sale of CMBS                                                                                        (42,426)
   Depreciation and amortization                                                                                 5,313
   Amortization of discount/premium on CMBS available-for-sale                                                 (11,849)
   Amortization of deferred financing costs                                                                      1,462
   Stock options issued                                                                                        888,773
   Shares issued to Board of Directors                                                                          45,000
   Net (increase) decrease in assets:
      Accrued interest receivable                                                                             (655,057)
      Prepaid expenses and taxes                                                                              (439,907)
      Other assets                                                                                             (17,898)
   Net increase (decrease) in liabilities:
      Accounts payable and accrued expenses                                                                    131,123
      Accrued management fees                                                                                  220,986
      Other liabilities                                                                                        467,154
                                                                                                      ----------------
         Net cash provided by operating activities                                                             695,310
                                                                                                      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of CMBS available-for-sale                                                                       (77,084,208)
Proceeds from sale of CMBS available-for-sale                                                                3,477,500
Purchases of mezzanine loan investments                                                                    (25,780,000)
Purchase of real estate investment                                                                          (3,678,346)
                                                                                                      ----------------
         Net cash used by investing activities                                                            (103,065,054)
                                                                                                      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering                                                                      124,937,334
Deferred financing costs incurred                                                                              (52,650)
                                                                                                      ----------------
         Net cash provided by financing activities                                                         124,884,684
                                                                                                      ----------------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                                                             22,514,940
Cash and short-term investments at beginning of period                                                           1,000
                                                                                                      ----------------

Cash and short-term investments at end of period                                                      $     22,515,940
                                                                                                      ----------------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Accrued public offering costs                                                                      $        907,915
                                                                                                      ================
   Common stock dividends declared but not paid                                                       $        808,270
                                                                                                      ================

See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

NOTE 1 - ORGANIZATION

Chastain Capital Corporation (the "Company") was incorporated in Georgia on December 16, 1997 and was initially capitalized on such date through the sale of 100 shares of common stock, par value $.01 per share ("Common Stock") for an aggregate purchase price of $1,000. On April 23, 1998, the Company consummated an initial public offering ("IPO") of 7,380,000 shares of its Common Stock, with gross proceeds of $110,700,000 and net proceeds to the Company of $102,951,000. Additional public offering costs of $1,209,189 were incurred in connection with the IPO.

The Company also issued, pursuant to two separate private placements, an aggregate of 897,678 shares of Common Stock to Lend Lease Investments Holdings, Inc. (formerly ERE Yarmouth Holdings, Inc.), an indirect wholly-owned subsidiary of Lend Lease Corporation Limited ("Lend Lease"), and 700,000 shares of Common Stock to FBR Asset Investment Corporation, an affiliate of Friedman, Billings, Ramsey & Co., Inc., each of which closed concurrently with the closing of the IPO, at $13.95 per share, with total proceeds to the Company of $22,287,608.

Pursuant to the Company's Directors Stock Plan, each of the Company's three independent directors received, as of the consummation of the offering, $15,000 worth of Common Stock equal to 1,000 shares at the IPO price of $15.00 per share as part of their annual director's fee.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations, changes in shareholders' equity and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts have been eliminated in consolidation.

Cash and Short-term Investments

All highly liquid investments with original maturities of three months or less are considered to be short-term investments.

Income Recognition

Income and expenses are recorded on the accrual basis of accounting.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

Comprehensive Income

Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Comprehensive income includes net income and changes in unrealized gains and losses on securities classified as available-for-sale.

CMBS

The Company classifies its CMBS as available-for-sale based upon management's intent. Available-for-sale securities are reported at market value with net unrealized gains and losses reported as a separate component of shareholders' equity. The Company recognizes income from CMBS under the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields are generally due to revisions in estimates of future credit losses, actual losses incurred and actual prepayments. Changes in anticipated yield resulting from prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the original investment date. The Company recognizes impairment on its CMBS whenever it determines that the current estimate of expected future credit losses exceeds credit losses as originally projected. Impairment losses are determined by comparing the fair value of a CMBS to its current carrying amount, the difference being recognized as a loss. If future credit loss estimates are increased and the fair value of the related CMBS is in excess of its carrying amount, the yield is adjusted accordingly on a prospective basis. Reduced estimates of credit losses are recognized as an adjustment to the estimated yield over the remaining life of the CMBS.

Mezzanine Loan Investments

The Company purchases and originates certain mezzanine loans to be held as long-term investments. Loans held for investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income, application fee income and costs associated with originating or purchasing mezzanine investments have been deferred and the net amount is added to the basis of the loans on the balance sheet. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on the present value of expected future cash flows discounted at the loans effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Interest Rate Protection Agreements

The Company has acquire interest rate protection agreements to reduce its exposure to interest rate risk. The costs of such agreements, which qualify for hedge accounting, are amortized over the interest rate agreement term. To qualify for hedge accounting, the interest rate protection agreement must meet two criteria: (1) the debt to be hedged exposes the Company to interest rate risk and (2) the interest rate protection agreement reduces the Company's exposure to interest rate risk. In the event that interest rate protection agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged asset or liability still exists. Additionally, in the event that interest rate protection agreements do not qualify as hedges, such agreements are reclassified to be investments accounted for at fair value, with any gain or loss included as a component of income.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

Income Taxes

The Company plans to make an election to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute to its shareholders at least 95% of its taxable income and the Company is not subject to federal income tax to the extent income is distributed.

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the period. For purposes of diluted earnings per share, the computation of the weighted average number of shares outstanding includes the impact of the assumed exercise of the outstanding dilutive options to purchase Common Stock and assumes that the proceeds from such issuance are used to repurchase shares of Common Stock at the average market price of the Company's Common Stock for the period. For the three and six months ending June 30, 1998, all outstanding options to purchase Common Stock were anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income, expenses and unrealized gains (losses) during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 1997, FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS131"). FAS 131 establishes standards for the way that public business enterprises to report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 is effective for the Company's year ending December 31, 1998.

In June 1998, FASB issued SFAS 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2000. The Company is evaluating its eventual impact on its financial statements.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

NOTE 3 - MANAGEMENT FEES

The Company entered into a Management Agreement (the "Management Agreement") with ERE Yarmouth, Inc. (the "Manager"), an indirect wholly-owned subsidiary of Lend Lease Corporation Limited, under which the Manager advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. On July 13, 1998, the name of ERE Yarmouth, Inc. was changed to Lend Lease Real Estate Investments, Inc.

Pursuant to the Management Agreement, the Company will pay the Manager a quarterly base management fee equal to the following:


     For the first four fiscal quarters
          commencing with the fiscal
          quarter ended June 30, 1998..     1.00% per annum of the Average Invested Assets(1) of the
                                            Company

     During each fiscal quarter
          thereafter...................     0.85% per annum of the Average Invested Assets up to $1 billion
                                            0.75% per annum of the Average Invested Assets from $1 billion to
                                            $1.25 billion
                                            0.50% per annum of the Average Invested Assets in excess of $1.25 billion

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








---------------------
(1) The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including a proportionate amount of the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves less
(i) uninvested cash balances and (ii) the book value of the Company's CMO liabilities, computed by dividing (a) the sum of such values for each of the three months during such quarter (based on the book value of such assets as of the last day of each month) by (b) three.

(2) The term "Funds From Operations" as defined by the National Association of Real Estate Investment Trusts, Inc. means net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring, sales of property and any unusual or non-recurring transactions, plus depreciation and amortization on real estate assets, and after deduction of preferred stock dividends, if any, and similar adjustments for unconsolidated partnerships and joint ventures. Funds From Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

NOTE 4 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investments available-for-sale at June 30, 1998 are summarized below. The net unamortized discount on investment securities available-for-sale was $16,232,994 at June 30, 1998.


                                                           Gross                 Gross               Estimated
                                   Amortized             Unrealized            Unrealized               Fair
      Security Rating                Cost                  Gain                  Loss                  Value
---------------------------     ---------------       ----------------      ----------------      ---------------
CMBS:
BBB-                            $    24,439,335       $        467,317                            $    24,906,652
BB+                                  15,796,534                151,082                                 15,947,616
BB                                   10,453,611                 40,922                                 10,494,533
BB-                                   4,341,718                  7,451                                  4,349,169
B                                    13,089,465                 49,584                                 13,139,049
B-                                    2,774,326                             $         11,559            2,762,767
Unrated                               2,765,995                                       43,721            2,722,274
                                ---------------       ----------------      ----------------      ---------------
                                $    73,660,984       $        716,356      $         55,280      $    74,322,060
   Total                        ===============       ================      ================      ===============


The fair value of the CMBS investments is based on either (i) the price obtained from the investment banking institutions, which sold the CMBS to the Company, or (ii) an average of at least three quotes received on similarly structured and rated CMBS. The use of different market assumptions, valuation methodologies or both may have a material effect on the estimates of fair value. The fair value estimates presented herein are based on pertinent information available as of June 30, 1998.

                                        Anticipated Unleveraged
Pool                                       Yield to Maturity
----                                       -----------------
BS Comm Mtg Sec Inc. 1998-C1 (F)                 7.68%
BS Comm Mtg Sec Inc. 1998-C1 (G)                 7.98%
BS Comm Mtg Sec Inc. 1998-C1 (H)                 8.33%
BS Comm Mtg Sec Inc. 1998-C1 (I)                 9.48%
BS Comm Mtg Sec Inc. 1998-C1 (J)                11.98%
BS Comm Mtg Sec Inc. 1998-C1 (K)                15.70%
CMAC 1997-ML1 (F1)                               8.41%
ASC 1997-D4 (A8)                                 7.91%
JPMC 1998-C6 (E)                                 7.52%
GMAC 1998-C1 (F)                                 7.62%

Weighted Average                                 8.63%

As of June 30, 1998, the mortgage loans underlying the Company's CMBS portfolio were secured by properties of the types and located in the regions identified below:


Property Type    Percentage(1)             Geographic Region(2)          Percentage
-------------    -------------             --------------------          ----------
Retail               31.20%                    Northeast                    39.18%
Office               17.95%                    West                         32.19%
Multifamily          16.83%                    Southeast                    19.51%
Hospitality          10.57%                    Midwest                       9.12%
Industrial            8.88%
Other                14.57%

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2) Based on the Manager's regional breakdown.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

The CMBS tranches owned by the Company provide credit support to the more senior tranches of the related commercial securitization. Cash flow from the underlying mortgages is generally allocated first to the senior tranches, with the most senior tranches having a priority right to cash flow. Then, any remaining cash flow is generally allocated among the other tranches based on their seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the subordinate tranche will bear this loss first. To the extent there are losses in excess of the most subordinate tranches stated right to principal and interest, the remaining tranches will bear such losses in order of their relative subordination.

The Company's anticipated returns on its CMBS are based upon a number of assumptions that are subject to certain business and economic risk. Examples of these include the prevailing interest rates on that portion of the CMBS which is anticipated to be financed with floating rate debt, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the ability to renew repurchase agreements and the terms of any such renewed agreements and the availability of alternative financing. Further examples include the timing and magnitude of credit losses on the mortgage loans underlying the CMBS that are a result of the general condition of the real estate market and changes in market rental rates. As these risks are difficult to predict and are subject to future events which may alter these assumptions, there can be no assurance that the anticipated yields to maturity, discussed above and elsewhere in the quarterly report, will be achieved.

NOTE 5 - MEZZANINE LOAN INVESTMENTS

As of June 30, 1998, the Company's investment in mezzanine loans consisted of the following:

                                                                                                      Estimated
                              Interest            Face            Unamortized         Carrying           Fair
   Underlying Security          Rate             Value              Premium            Value            Value
   --------------------     -----------       ------------       -------------      ------------    -------------
Commercial real estate:
Office                             9.20%      $ 21,000,000       $   3,780,000      $ 24,780,000     $ 24,780,000
Other                             10.57%         1,000,000                             1,000,000        1,003,852
                                              ------------       -------------      ------------     ------------

   Total                                      $ 22,000,000       $   3,780,000      $ 25,780,000     $ 25,783,852
                                              ============       =============     =============    =============

The fair value of mezzanine loans is estimated based on discounted cash flow analysis. The loans have either variable interest rate provisions, which are based upon a margin over specified market indexes, or are currently fixed at effective rates which approximate current market conditions.

NOTE 6 - MASTER LOAN AND SECURITY AGREEMENTS

On May 15, 1998, the Company entered into two Master Loan and Security Agreements, which provide financing for the Company's investments. The facilities require assets to be pledged as collateral. The first loan agreement, which is with Morgan Stanley Mortgage Capital, Inc. permits the Company to borrow up to $250,000,000 and terminates May 14, 1999. The facility will finance first-mortgage loans originated by the Company. Outstanding borrowings against this line of credit bear interest based on the LIBOR rate plus a spread of .75%. The second agreement, which is with Morgan Guaranty Trust Company of New York permits the Company to borrow up to $450,000,000 and terminates May 14, 1999. This facility will finance first mortgage loans, mezzanine investments, equity real estate and CMBS investments. Outstanding borrowings against this line of credit bear interest based on the Company's election at the time of borrowing. The Company can elect to borrow based on the lender's prime rate or based on the LIBOR rate. The spread on borrowings is based upon the type of asset and the amount of leverage requested. The range of spreads is from .70% to .85%. As of June 30, 1998, there were no borrowings outstanding under either loan agreement.

Subsequent to June 30, 1998, the Company borrowed $37,000,000 against the line of credit with Morgan Guaranty Trust Company of New York secured by the Company's investments.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

NOTE 7 - STOCK OPTION PLAN

The Company adopted a stock option plan to provide incentive compensation for the Company's executive officers and the Manager, whereby at the closing of the IPO the Manager was granted a fully vested option to purchase 1,166,667 shares of Common Stock of the Company exercisable at the IPO price. One-fourth of the Manager's options will become exercisable on each of the first four anniversaries of the closing date of the IPO. The fair value of the option granted to the Manager was $877,917, which was recognized as expense for the period ended June 30, 1998.

The underwriters sold 79,586 shares of Common Stock that were purchased in the IPO to directors and officers of the Company and the Manager for $15.00 per share. Pursuant to the Company's Directed Share Program, such individuals were granted an option to purchase one share of Common Stock for each share of Common Stock purchased in the IPO. One-fifth of the options became exercisable immediately, and one-fifth of the options will become exercisable on each of the first four anniversaries of the closing date of the IPO. The fair value of the options granted under the Company's Directed Share Program was $54,279. One-fifth of this value, $10,856, was recognized as expense for the period ended June 30, 1998.

NOTE 8 - INTEREST RATE PROTECTION AGREEMENTS

In order to help mitigate the risk of a material change in interest rates that would affect the Company's borrowing rate on its lines of credit and on anticipated future long-term borrowings secured by the Company's investments, the Company has entered into forward treasury lock agreements and an interest rate cap. None of these agreements are held for trading purposes. The treasury locks allow the Company to lock in a rate for anticipated financings that are expected to close in April 1999. The settlement of a treasury lock at maturity will create a gain or loss equal to the change in present value of the treasury rate lock from the date purchased to the maturity date. Any gains or losses are included with the related financing and amortized under the effective interest method. The Company's policy is to purchase a forward treasury lock whenever a fixed rate mortgage loan closes or when a borrower requests a rate lock under an executed loan application. Depending on the size of fixed rate mortgage loans, the Company in some cases will aggregate loans and purchase a single treasury lock for a pool of small loans. Generally, borrowers are liable for losses if they do not close the loan and there is a loss on the settlement of the treasury lock. The Company is exposed to credit loss in the event of nonperformance of parties. However, the Company does not anticipate nonperformance.

The terms of the outstanding treasury locks and interest rate cap as of June 30, 1998 are as follows:

Treasury Locks

                                                Reference
Purchase            Maturity    Forward Rate    Treasury    Notional Amount   Fair Value
--------            --------    ------------    ---------   ---------------   ----------
 5/20/98            4/30/99        5.69%        10 year     $  13,539,250     $ (180,000)
 6/18/98            4/30/99        5.58%        10 year     $  11,898,031     $  (59,000)
 6/30/98            4/30/99        5.54%        10 year     $  12,908,997     $  (25,000)

Interest Rate Cap

Purchase           Maturity          Notional Amount      Floating Index     Strike    Fair Value
--------           --------          ---------------      --------------     ------    ----------
6/05/98             6/01/01          $  27,000,000        1 month LIBOR      7.0%      $  39,000

The cost incurred to enter into the interest rate cap of $52,650 was deferred and was being amortized over the life of the agreement. The interest rate cap was subsequently sold in July 1998 and was replaced with an interest rate collar and additional treasury locks.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

NOTE 9 - SUBSEQUENT EVENTS

On July 7, 1998, the Company purchased an $18,989,143 subordinate investment in the "B" rated class of a CMBS issued in 1998 by GS Mortgage Securities Corporation II.

On July 8, 1998, the Company closed on a $2,800,000 mezzanine loan originated by the Company and secured by Jefferson at Treetops Apartments, a 240-unit luxury Class A apartment complex located in Austin, Texas. The complex is 93% occupied.

On July 17, 1998, the Company closed on a $16,000,000 first mortgage originated by the Company and secured by White Station Tower, a 278,000-square-foot office building located in Memphis, Tennessee that is 90% occupied.

On July 31, 1998, the Company closed on a $5,875,000 first mortgage originated by the Company and secured by a 117 room Hampton Inn in Mars, Pennsylvania.

On August 3, 1998, the Company's Board of Directors authorized the repurchase of up to 898,000 shares, which represents 10% of its Common Stock then outstanding. Purchases in the stock repurchase program will be made from time to time in the open market or in privately negotiated transactions at the Company's discretion. No minimum number or value of shares to be purchased has been set and there is no expiration date for the program. As of August 11, 1998, the Company has repurchased 135,000 shares at an average cost of $11.94 per share.

On August 6, 1998, the Company closed on a $10,157,813 subordinate investment in the "BB" rated class of a CMBS issued by Asset Securitization Corporation, Series 1996-MD VI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company was incorporated in Georgia on December 16, 1997 by Lend Lease Real Estate Investments, Inc., formerly ERE Yarmouth, Inc., for the purpose of investing in multifamily and commercial mortgage loans, CMBS interests, Mezzanine Investments and real property. The Company expects to generate income for distribution to its shareholders primarily from the net income derived from its investments in real estate related assets. The Company intends to operate in a manner that permits it to elect, and it intends to elect, to be subject to tax as a REIT for federal income tax purposes. On April 23, 1998, the Company commenced its operation upon consummation of a public offering of 7,380,000 shares of its Common Stock.

As of June 30, 1998, the Company closed on total transactions amounting to $103,107,480. The transactions included CMBS interests, mezzanine loans, and a direct real estate purchase.

The following discussion of the Company's consolidated financial condition, results from operations, and capital resources and liquidity should be read in conjunction with the Financial Statements and related Notes included in Item 1.

FUNDS FROM OPERATIONS

Funds from operations ("FFO") is considered by many industry analysts to be a useful supplement to reviewing the operating performance of a REIT. The numbers are not, however, in accordance with GAAP and should be used accordingly. The following table reconciles FFO and net income:



                                                                         For the Three and Six Months
                                                                               Ended June 30, 1998
                                                                               -------------------
                                                                           (in thousands except for
                                                                                 per share data)
         Net income before gain on sale                                       $         60
         Add: Real estate related depreciation                                           5
              Stock compensation to Manager                                            878
                                                                               -----------
         FFO                                                                  $        943
                                                                               ===========

         Diluted weighted average shares outstanding                                 8,981

        FFO per diluted weighted average shares outstanding                   $        .10

FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund the Company's operations, which is disclosed in the Consolidated Statement of Cash Flows for the applicable periods. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance, nor as an alternative to the Statement of Cash Flows as a measure of liquidity. FFO, as defined by the National Association of Real Estate Investment Trusts, represents net income (computed in accordance with GAAP) applicable to common shares excluding gains or losses from debt restructuring, sales of property and any unusual or non-recurring transactions, plus depreciation and amortization, and after adjustments from unconsolidated partnerships and joint ventures.

RESULTS OF OPERATIONS

Revenue. Revenue totaled $1,345,990 for the three and six months ended June 30, 1998 consisting primarily of including interest income of $1,009,314 that was earned on the IPO proceeds before it was fully invested. The IPO proceeds were fully invested on July 8, 1998. In addition, the Company earned interest on CMBS, mezzanine investments and rental income from investment in real estate totaling approximately $337,000. At June 30, 1998, real estate consisted of one retail property located in Stockton, California.

Operating Expenses. Operating expenses consist of expenses incurred in operating the Company and property and investment operations and totaled $1,285,780 for the three and six months ended June 30, 1998. Included in the amount was a one-time charge of $877,917 for stock options issued to the Manager as part of the IPO. In addition, the Company incurred $220,986 of management fees that were calculated at 1% per annum of the Average Invested Assets for the period and $179,198 of general and administrative costs. These costs consist of professional fees, insurance costs and other miscellaneous expenses.

Gain on Sale of CMBS. The $42,426 gain on the sale of CMBS for the three and six months ended June 30, 1998, was due to a change in interest rates during the period between the date the Company agreed to purchase a CMBS investment and the actual settlement date. During the period, the Company decided to sell a portion of the original investment resulting in the gain.

CHANGES IN FINANCIAL POSITION

Securities Available-for-Sale. The Company's investment in CMBS totaled $74,322,060, including net unrealized gains of $661,076. The Company's securities available for sale were comprised of the following:


                                                                                June 30,
                                                                                  1998
                                                                        ---------------------
                                                                        (dollars in thousands)
         Commercial Mortgage Backed Securities

                  BBB-                                                  $       24,907
                  BB+                                                           15,948
                  BB                                                            10,494
                  BB-                                                            4,349
                  B                                                             13,139
                  B-                                                             2,763
                  Unrated                                                        2,722
                                                                        --------------
                                                                        $       74,322
                                                                        ==============


Mezzanine Loan Portfolio. The Company's investment in mezzanine loans amounted to $25,780,000 at June 30, 1998. The following table sets forth the composition of the Company's mezzanine portfolio by type of secured property.

                                                         Face             Interest
                                                         Value              Rate                    Carrying Value
                                                    ---------------       ---------                ----------------
                                                 (dollars in thousands)                         (dollars in thousands)
         Commercial real estate:
                Office                                $     21,000           9.20 %                   $  24,780
                Other                                        1,000          10.57 %                       1,000
                                                      ------------                                    ---------
                                                      $     22,000                                    $  25,780
                                                      ============                                    =========


Real Estate Investment. The Company's net investment in real estate amounted to $3,673,090 at June 30, 1998. The amount is comprised of the following investment:


Date Acquired     Property         Location         Square Feet       Property Type    Occupancy         Anchor
-------------  --------------    ------------       -----------       -------------    ---------       ----------
  6/26/98      Lakeside Plaza    Stockton, CA         73,000              Retail           86%         Marshall's


The Company's current strategy with respect to real estate investments is to buy opportunistic real property that is currently underperforming due to its property cycle, lack of professional management or need for infusion of capital. The general goal with each property is to reposition the property by creating a different market impression in the mind of the tenant or consumer, eliminating a negative market impression for the property, or converting the use of the property, to improve its cash flow by proper management or refinancing in order to enjoy the increased cash flow and long term appreciation of the asset.

Shareholders' Equity. Shareholders' equity increased by $124,918,634 to $124,919,634 at June 30, 1998 from $1,000 at December 31, 1997. The increase is due to the sale of shares of Common Stock in the IPO, which resulted in an increase to shareholders' equity of $124,963,192. In addition, the Company had a net unrealized gain on securities available-for-sale of $661,076 and accrued dividends in excess of earning of ($705,634).

CAPITAL RESOURCES AND LIQUIDITY

Liquidity is the ability for the Company to meet its cash requirements including any ongoing commitments, borrowings, shareholder distributions, lending and general business activities. The Company's source of liquidity during the period ended June 30, 1998 consisted of net proceeds from the IPO. The net proceeds from the IPO were $124,029,419. Of the IPO proceeds, $103,107,480 was used for the purchase of CMBS, Mezzanine Investments and real estate. From the date of the IPO until the funds were invested in real estate assets, the IPO proceeds were held in a short-term investment account earning an annualized yield of 6.15%. Once the IPO proceeds are fully invested, the Company will utilize two Master Loan and Security Agreements that were established with Morgan Guaranty Trust Company of New York in the amount of $450,000,000 and Morgan Stanley Mortgage Capital in the amount of $250,000,000. Additionally, the Company intends to utilize repurchase agreements and other secured financing arrangements.

REIT STATUS

The Company plans to make an election to be taxed as a REIT under sections 856 through 860 of the Code, commencing with its first REIT taxable year ending on December 31, 1998. If the Company qualifies under Sections 856 through 860 of the Code for taxation as a REIT, it generally will not be subject to federal corporate income tax on its net income that is distributed currently to its shareholders. That treatment substantially eliminates the "double taxation" (i.e., taxation at both the corporate and shareholder levels) that generally results from an investment in a corporation. In order to satisfy the requirements, the Company must meet certain criteria, including certain requirements regarding the Company's record keeping, ownership, assets, income and distributions of taxable income.

YEAR 2000 DISCLOSURES

The Manager has made Year 2000 compliance a high priority for replacement applications and is in the process of updating and replacing other applications that are not Year 2000 compliant. The Manager expects to complete the updating of its critical systems no later than March 31, 1999, which will allow for nine months of systems testing to resolve any remaining Year 2000 compliance issues. However, if any of the vendors of the Manager's Year 2000 compliant software fail to perform pursuant to their contracts with the Manager, the Manager's Year 2000 compliance could be jeopardized, and could materially adversely affect the Company. The Manger does not believe that the costs to remediate any Year 2000 issues will materially affect its business, operations or financial condition, or will have an adverse affect on its clients, including the Company.

FORWARD LOOKING STATEMENTS

Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "may", "will", "intend", "should", "expect", "anticipate", "estimate", or "continue" or the negatives thereof or other comparable terminology. The Company's actual results could differ materially from those anticipated in such forward-looking statements due to a variety of factors, including, but not limited to, changes in national, regional or local economic environments, competitive products and pricing, government fiscal and monetary policies, changes in prevailing interest rates, the course of negotiations, the fulfillment of contractual conditions, factors inherent to the valuation and pricing of interests in commercial mortgage-backed securities, credit risk management, asset/liability management, the financial and securities markets, the availability of and costs associated with the sources of liquidity, other factors generally understood to affect the real estate acquisition, mortgage and leasing markets and security investments, and other risks detailed in the Company's registration statement on Form S-11, as amended, filed with the SEC, the Company's quarterly report on Form 10-Q filed with the SEC, and other filings made by the Company with the SEC. The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         Not applicable.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

On April 23, 1998, the Securities and Exchange Commission (the "Commission") declared effective the Company's Registration Statement on Form S-11 (File No. 333-42629) (the "Registration Statement") relating to the initial public offering of 7,380,000 shares of its Common Stock at an initial public offering price of $15.00 per share. In addition to the Company's initial public offering, 897,687 shares of the Company's Common Stock were sold to Lend Lease Investments Holdings, Inc. (formerly ERE Yarmouth Holdings, Inc.) and 700,000 shares of the Company's Common Stock were sold to FBR Asset Investment Corporation, in each case for $13.95 per share in sales exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act. Both Lend Lease Investments Holdings, Inc. and FBR Asset Investment Corporation are "accredited investors" as that term is defined in Rule 501(a) promulgated by the Commission under the Act. On April 28, 1998, the Company completed (i) the offering of 7,380,000 shares of Common Stock, with gross proceeds of $110,700,000 and net proceeds (after subtracting underwriting discounts and commissions) to the Company of $102,951,000; (ii) the sale of 897,687 shares of Common Stock to Lend Lease Investments Holdings, Inc. with net proceeds to the Company of $12,522,608; and (iii) the sale of 700,000 shares of Common Stock to FBR Asset Investment Corporation with net proceeds to the Company of $9,765,000. The managing underwriters of the initial public offering were Friedman, Billings, Ramsey & Co., Inc. and EVEREN Securities, Inc.

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of matters to a Vote of Security Holders

          None.

Item 5.   Other Information

 On August 3, 1998, the Board of Directors of the Company authorized the repurchase of up to 10% of the outstanding Common Stock (the "Stock Repurchase Program"). Purchases in the Stock Repurchase Program will be made from time to time in the open market or in privately negotiated transactions. No minimum number or value of shares to be purchased has been set and there is no expiration date for the Stock Repurchase Program.

Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits

    10.1 Master Loan and Security Agreement between Chastain Capital Corporation and Morgan Trust Company of New York dated May 15, 1998.

    10.2 Master Loan and Security Agreement between Chastain Capital Corporation and Morgan Stanley Mortgage Capital dated May 15, 1998.

    27.1  Financial Data Schedule (for SEC filing purposes only)

          b) Reports

                None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Chastain Capital Corporation



                                          By:    /s/Steve Grubenhoff
                                                 -----------------------
                                                 Steve Grubenhoff
                                                 Chief Financial Officer

Date:  August 14, 1998

                                 EXHIBIT INDEX



Exhibit No.                                 Description
-----------                                 -----------

10.1 Master Loan and Security Agreement between Chastain Capital Corporation and Morgan Trust Company of New York dated May 15, 1998.

10.2 Master Loan and Security Agreement between Chastain Capital Corporation and Morgan Stanley Mortgage Capital dated
                  May 15, 1998.


27.1              Financial Data Schedule (for SEC filing purposes only)