Form 10-Q
period 1998-09-30
CHASTAIN CAPITAL CORP
filed 1998-11-17
CIK 1051491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (Mark One)

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1998

                                       OR

        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from                 to
                                   ---------------    -------------

                         Commission file number 0-23917


                          Chastain Capital Corporation
       (Exact name of registrant as specified in its governing instrument)

            Georgia                                  58-2354416
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

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

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,346,778 shares of common stock outstanding as of November 12, 1998

                          CHASTAIN CAPITAL CORPORATION

                                    CONTENTS






PART  I - FINANCIAL INFORMATION

            Item 1 - Financial Statements:

                       Consolidated Balance Sheets as of September 30, 1998
                        (Unaudited) and December 31, 1997 (Unaudited)
                       Consolidated Statements of Operations for the three
                        and nine months ended September 30, 1998 (Unaudited)
                       Consolidated Statement of Changes in Shareholders' Equity
                        for the nine months ended September 30, 1998 (Unaudited)
                       Consolidated Statement of Cash Flows for the nine
                        months ended September 30, 1998 (Unaudited)
                       Notes to Consolidated Financial Statements

            Item 2 - Management's Discussion and Analysis of Financial Condition
                             and Results of Operations

            Item 3 - Quantitative and Qualitative Disclosure about Market Risk

PART II - OTHER INFORMATION

            Items 1 through 6
            Signatures

PART I.         FINANCIAL INFORMATION

Item 1.   Financial Statements

                          CHASTAIN CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1998 (Unaudited) AND
                          DECEMBER 31, 1997 (Unaudited)

                                                                            September 30,       December 31,
                                                                                 1998               1997
                                                                            -------------       ------------
ASSETS
Commercial mortgage-backed securities (CMBS)
   available-for-sale, at market value                                      $  96,235,624
Mezzanine loan investments                                                     41,338,164
Mortgage loan investments                                                      28,056,755
Real estate investment, net                                                     7,547,625
Cash and short-term investments                                                 5,115,540           $1,000
Escrow cash                                                                     2,055,404
Accrued interest receivable                                                     1,740,718
Other assets                                                                      662,705
                                                                            -------------           ------

     Total assets                                                           $ 182,752,535           $1,000
                                                                            =============           ======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Short-term borrowings                                                       $  78,930,614
Treasury locks payable                                                         15,671,000
Accrued loan commitments losses                                                 8,406,695
Dividends payable                                                               2,446,969
Accrued management fees                                                           437,598
Accrued interest expense                                                          356,283
Accrued expenses and other liabilities                                          5,878,547
                                                                            -------------
   Total liabilities                                                          112,127,706
                                                                            -------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares, no shares issued
Common stock, $.01 par value.  Authorized 200,000,000 shares,
   7,646,778 and 100 shares issued and 7,646,778 and 100
   outstanding at September 30, 1998 and December 31, 1997,
   respectively                                                                    76,468           $    1
Additional paid-in capital                                                    111,408,730              999
Change in net unrealized gain on securities available-for-sale                    461,265
Distributions in excess of earnings                                           (41,321,634)
                                                                            -------------           ------

   Total shareholders' equity                                                  70,624,829            1,000
                                                                            -------------           ------

     Total liabilities and shareholders' equity                             $ 182,752,535           $1,000
                                                                            =============           ======

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

                                                                   For the Three           For the Nine
                                                                   Months Ended            Months Ended
                                                                   September 30,           September 30,
                                                                        1998                   1998
                                                                   -------------           -------------
REVENUE:
Interest income on CMBS                                             $  2,152,698           $  2,469,793
Interest income on mezzanine loan investments                            878,941                890,543
Interest income on mortgage loan investments                             309,622                309,622
Rental income                                                            161,650                169,629
Other income                                                               4,925                  4,925
Other interest income                                                    113,654              1,122,968
                                                                    ------------           ------------

   Total revenue                                                       3,621,490              4,967,480
                                                                    ------------           ------------

OPERATING EXPENSES:
Losses on forward interest rate lock agreements                       15,729,025             15,729,025
Impairment loss on mezzanine and mortgage loan commitments             8,406,695              8,406,695
Impairment loss on CMBS                                                7,219,289              7,219,289
Impairment loss on mezzanine loan investments                          6,800,075              6,800,075
Impairment loss on mortgage loan investments                           1,433,225              1,433,225
Impairment loss on real estate investments                               189,708                189,708
Interest expense                                                         788,658                788,658
Forfeited deposit                                                        500,000                500,000
Management fees                                                          437,572                658,558
General and administrative expense                                       210,292                389,490
Real estate operating expenses                                            54,353                 56,719
Depreciation and amortization                                             21,629                 26,942
Stock compensation to Manager                                                 --                877,917
                                                                    ------------           ------------

   Total operating expenses                                           41,790,521             43,076,301
                                                                    ------------           ------------

LOSS BEFORE GAIN ON SALE                                             (38,169,031)           (38,108,821)

GAIN ON SALE OF CMBS                                                          --                 42,426
                                                                    ------------           ------------

NET LOSS                                                            $(38,169,031)          $(38,066,395)
                                                                    ============           ============

NET LOSS PER COMMON SHARE:
Basic and Diluted                                                   $      (4.46)          $      (4.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted                                                      8,553,648              8,735,178

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)



                                                             Accumulated
                    Number of                 Additional        Other      Distributions                      Total
                      Shares       Common      Paid-in      Comprehensive   in Excess of   Comprehensive    Shareholders'
                   Outstanding     Stock       Capital         Income        Earnings       Income/(Loss)      Equity
                   -----------     -------    ----------     -----------   -------------   --------------    -----------

Balance at
beginning of
period                      100   $      1   $        999                                                  $       1,000

Net proceeds
from initial
public offering
on April
23, 1998              8,977,678     89,777    123,940,142                                                   124,029,919

Shares issued to
Board of
Directors                 3,000         30         44,970                                                        45,000

Repurchase and
retirement of
common stock         (1,334,000)   (13,340)   (13,466,154)                                                 (13,479,494)

Change in net
unrealized gain
on securities
available-for-sale                                           $ 461,265                     $    461,265        461,265

Value of stock
options issued                                   888,773                                                       888,773

Net loss                                                                  $(38,066,395)     (38,066,395)   (38,066,395)

Dividends paid or
declared ($0.41
per share)                                                                  (3,255,239)                     (3,255,239)
                   ---------------------------------------------------------------------------------------------------

Balance at end of
period

                      7,646,778   $ 76,468   $111,408,730    $ 461,265    $(41,321,634)    $(37,605,130)  $ 70,624,829
                   ===================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

                                                                         For the Nine
                                                                         Months Ended
                                                                        September 30,
                                                                             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
 Net loss                                                               $ (38,066,395)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Impairment loss on investments                                          24,048,992
   Losses on forward interest rate lock agreements                         15,729,025
   Gain on sale of CMBS                                                       (42,426)
   Depreciation and amortization                                               26,942
   Amortization of discount/premium on CMBS available-for-sale               (202,327)
   Amortization of premium on mezzanine loan investment                        71,054
   Amortization of deferred financing costs                                    44,838
   Stock options issued                                                       888,773
   Shares issued for Directors fees                                            45,000
   Net (increase) decrease in assets:
      Accrued interest receivable                                          (1,740,718)
      Other assets                                                           (687,619)
   Net increase (decrease) in liabilities:
      Accrued interest expense                                                356,283
      Accrued management fees                                                 437,598
      Accrued expenses and other liabilities                                2,150,708
                                                                        -------------

         Net cash provided by operating activities                          3,059,728
                                                                        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchases of CMBS available-for-sale                                     (106,231,165)
Proceeds from sale of CMBS available-for-sale                               3,477,500
Purchases of mezzanine loan investments                                   (48,227,200)
Purchases of mortgage loan investments                                    (29,525,000)
Purchase of real estate investments                                        (6,854,807)
Capital additions to real estate                                              (18,674)
                                                                        -------------

         Net cash used by investing activities                           (187,379,346)
                                                                        -------------

                          CHASTAIN CAPITAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)


CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on investment borrowings                              57,697
Proceeds from initial public offering                       124,812,244
Deferred financing costs incurred                              (117,633)
Proceeds from sale of other invested assets                      39,000
Proceeds from warehouse loan facilities                      99,541,130
Repayments of warehouse loan facilities                     (20,610,516)
Purchase and retirement of common stock                     (13,479,494)
Dividends paid                                                 (808,270)
                                                          -------------

      Net cash provided by financing activities             189,434,158
                                                          -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     5,114,540
Cash and cash equivalents at beginning of period                  1,000
                                                          -------------

Cash and cash equivalents at end of period                $   5,115,540
                                                          =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Accrued public offering costs                          $     782,325
                                                          =============
   Accrued tenant liabilities                             $     890,794
                                                          =============
   Common stock dividends declared but not paid           $   2,446,969
                                                          =============

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

NOTE 1-ORGANIZATION

Chastain Capital Corporation (the "Company") was incorporated in Georgia on December 16, 1997 and was initially capitalized on such date through the sale of 100 shares of common stock, par value $.01 per share ("Common Stock") for an aggregate purchase price of $1,000. On April 23, 1998, the Company consummated an initial public offering ("IPO") of 7,380,000 shares of its Common Stock, with gross proceeds of $110,700,000 and net proceeds to the Company of $102,951,000. Additional public offering costs of $1,208,689 were incurred in connection with the IPO.

The Company also issued, pursuant to two separate private placements, an aggregate of 897,678 shares of Common Stock to Lend Lease Investments Holdings, Inc. ("LLIH", formerly ERE Yarmouth Holdings, Inc.), an indirect wholly-owned subsidiary of Lend Lease Corporation Limited ("Lend Lease"), and 700,000 shares of Common Stock to FBR Asset Investment Corporation, an affiliate of Friedman, Billings, Ramsey & Co., Inc., each of which closed concurrently with the closing of the IPO, at $13.95 per share, with total proceeds to the Company of $22,287,608.

Pursuant to the Company's Directors Stock Plan, each of the Company's three independent directors received, as of the consummation of the IPO, $15,000 worth of Common Stock equal to 1,000 shares at the IPO price of $15.00 per share as part of their annual director's fee.

The Company was organized to originate commercial and multifamily mortgage loans ("Mortgage Loans") for the purpose of issuing collateralized mortgage obligations ("CMOs") collateralized by its Mortgage Loans and retaining the Mortgage Loans subject to the CMO debt. The Company also was organized to acquire subordinated interests in commercial mortgage-backed securities ("CMBS"), originate and acquire investments in real property that are subordinated to first lien Mortgage Loans ("Mezzanine Investments") and acquire real property and other real estate related assets.

On October 23, 1998 the Company announced that due to turmoil in the credit markets, it was necessary to obtain temporary waivers from Morgan Guaranty Trust and Merrill Lynch to avoid being in default of tangible net worth covenants under the Company's credit facilities. The Board of Directors decided to discontinue new investment activity and concluded that the Company needed to be restructured. On November 13, 1998 the Company announced that it has reached an agreement with Morgan Guaranty Trust Company of New York and Merrill Lynch Mortgage Capital Inc. to restructure its credit facilities and to dispose of certain assets to reduce the size and stabilize the volatility of the overall portfolio. Proceeds from the asset sales will be used to reduce outstanding indebtedness on both credit facilities. Through the asset sales and indebtedness reduction, the Company believes it will satisfy its immediate liquidity needs. The remaining portfolio will consist primarily of CMBS and mezzanine investments. The Company is evaluating the strategic alternatives available to maximize shareholder value and meet debt maturities.

In connection with the credit facility amendments, LLIH agreed to provide the Company with up to $40 million of unsecured subordinated debt. An initial advance of $17 million was drawn on November 13, 1998 and the remaining funds can be drawn from time to time by the Company through maturity at March 31, 1999. The advances incur interest at the rate of 14% per annum through January 31, 1999 and 16% thereafter. The advances are prepayable at any time, subject to certain notice requirements. The terms of the subordinated debt were reviewed and approved by a special committee of the Board of Directors consisting of independent directors not affiliated with Lend Lease. The special committee obtained the advice of independent financial advisors and legal counsel in negotiating the terms of the loan.

The amended credit facilities and new subordinated debt agreement provide the Company with the necessary liquidity in the short term to fund its commitments, meet margin calls and hold investments. The Merrill Lynch amendment requires the $19 million in borrowings be repaid on or before January 31, 1999. The Morgan Guaranty Trust amendment and the LLIH subordinated debt agreement both mature on March 31, 1999. The company is evaluating the strategic alternatives available to maximize shareholder value and meet these maturities, including additional asset sales, refinancing or further restructuring of its capital base.

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

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


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

CMBS

The Company classifies its CMBS as available-for-sale. Available-for-sale securities are reported at market value with net unrealized gains and losses reported as a separate component of shareholders' equity. The Company recognizes income from CMBS under the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields are generally due to revisions in estimates of future credit losses, actual losses incurred and actual prepayments. Changes in anticipated yield resulting from prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the original investment date. The Company recognizes impairment on its CMBS whenever it determines that the current estimate of expected future credit losses exceeds credit losses as originally projected or when the Company determines that the decline in the market value of its CMBS below amortized cost is other than temporary. Impairment losses are determined by comparing the market value of a CMBS to its current carrying amount, the difference being recognized as a loss. If future credit loss estimates are increased and the market value of the related CMBS is in excess of its carrying amount, the yield is adjusted accordingly on a prospective basis. Reduced estimates of credit losses are recognized as an adjustment to the estimated yield over the remaining life of the CMBS. The Company uses specific identification in determining realized gains/losses on its CMBS investments.

Mezzanine Loan Investments

The Company purchases and originates certain mezzanine loans to be held as long-term investments. Loans held for investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income, application fee income and costs associated with originating or purchasing mezzanine investments have been deferred and the net amount is added to the basis of the loans on the balance sheet. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement, or when the fair value of the loans is below amortized cost and the Company determines that it may not be able to hold the loans until amortized cost is recovered. It is currently uncertain whether the Company will be able to hold its mezzanine investments until maturity. At September 30, 1998, mezzanine loans are recorded at lower of cost or market value. The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the estimated market value of the loan.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


Mortgage Loan Investments

The Company originated and has outstanding commitments for certain mortgage loans that were to be held as long-term investments. Due to the turmoil in the credit markets, and the Company's revised credit facility terms, the Company has changed its strategy and is now holding its mortgage loans and commitments for resale. Loans held for resale are accounted for at the lower of cost or market value. Market value is determined based upon the Company's estimate of market value.

Interest Rate Protection Agreements

The Company acquired interest rate protection agreements, in the form of forward Treasury locks, to reduce its exposure to interest rate risk. At the time the Treasury locks were acquired it was anticipated that they would hedge the Company's exposure to future financing costs and thus qualify for hedge accounting. Under hedge accounting, any gain or loss on the Treasury lock settlements would be amortized over the term of the anticipated financing agreement. To qualify for hedge accounting, these interest rate protection agreement must meet certain criteria including: (1) the debt to be hedged exposes the Company to interest rate risk, (2) the interest rate protection agreement reduces the Company's exposure to interest rate risk, and (3) it is probable that the anticipated financing will occur. In the event these interest rate protection agreements do not qualify as hedges, such agreements are reclassified to be investments accounted for at fair value, with any gain or loss included as a component of income.

As a result of the recent turmoil in the credit markets the Company has determined that its ability to obtain long-term, fixed-rate financing is not probable. The turmoil also created uncertainty as to the Company's ability to hold the investments and thus the Treasury locks no longer qualify for hedge accounting. On October 23, 1998 the Company terminated all of its Treasury locks and incurred a realized loss of $13.4 million, which will result in a gain of $2.3 million being recognized in the fourth quarter of 1998.

On July 13, 1998 the Company entered into a LIBOR collar in the notional amount of $89 million to mature on July 1, 1999 in order to hedge against rising short term borrowing costs. The collar contract effectively locks in the Company's LIBOR base rate between a floor of 5.51% and a ceiling of 5.80% during the term.

Income Taxes

The Company plans to make an election to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute to its shareholders at least 95% of its taxable income and the Company is not subject to federal income tax to the extent income is distributed.

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the period. The nine month computation assumes the period began on April 23, 1998, when the Company commenced operations. For purposes of diluted earnings per share, the computation of the weighted average number of shares outstanding includes the impact of the assumed exercise of the outstanding dilutive options to purchase Common Stock and assumes that the proceeds from such issuance are used to repurchase shares of Common Stock at the average market price of the Company's Common Stock for the period. For the three and nine months ending September 30, 1998, all outstanding options to purchase Common Stock of $1,246,253 were anti-dilutive.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

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

New Accounting Pronouncements

In June 1997, FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises to report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 is effective for the Company's year ending December 31, 1998.

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

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

NOTE 3 - MANAGEMENT FEES

The Company entered into a Management Agreement (the "Management Agreement") with ERE Yarmouth, Inc., an indirect wholly-owned subsidiary of Lend Lease Corporation Limited, under which ERE Yarmouth, Inc. advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. On July 13, 1998, the name of ERE Yarmouth, Inc. was changed to Lend Lease Real Estate Investments, Inc. ("Lend Lease" or the "Manager"). Lend Lease continues as the advisor to the Company.

Pursuant to the Management Agreement, the Company will pay the Manager a quarterly base management fee equal to the following:

     For the first four fiscal quarters
          commencing with the fiscal
          quarter ended June 30, 1998.....      1.00% per annum of the Average
                                                Invested Assets (1) of the Company

     During each fiscal quarter
          thereafter......................      0.85% per annum of the Average
                                                Invested Assets up to $1 billion

                                                0.75% per annum of the Average
                                                Invested Assets from $1 billion
                                                to $1.25 billion

                                                0.50% per annum of the Average
                                                Invested Assets in excess of
                                                $1.25 billion

The Management Agreement also provides for a quarterly incentive management fee equal to the product of (A) 25% of the dollar amount by which (1) (a) Funds From Operations (2) (before the incentive fee) of the Company for the applicable quarter per weighted average number of shares of Common Stock outstanding plus
(b) gains (or minus losses) from debt restructuring or sales of assets not included in Funds From Operations of the Company for such quarter per weighted average number of shares of Common Stock outstanding, exceed (2) an amount equal to (a) the weighted average of the price per share at initial offering and the prices per share at any secondary offerings by the Company multiplied by (b) 25% of the sum of the Ten-Year U.S. Treasury Rate plus four percent, and (B) the weighted average number of shares of Common Stock outstanding.

In addition, the Management Agreement provides for a termination fee equal to the sum of the base management fee and incentive management fee, if any, earned during the immediately preceding four fiscal quarters.














------------
(1) The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including a proportionate amount of the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves less
(i) uninvested cash balances and (ii) the book value of the Company's CMO liabilities, computed by dividing (a) the sum of such values for each of the three months during such quarter (based on the book value of such assets as of the last day of each month) by (b) three.

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

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

NOTE 4 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investments available-for-sale at September 30, 1998 are summarized below. The par value of investment securities available-for-sale was $123,077,975 at September 30, 1998.

                                      Gross                      Gross       Estimated
                       Amortized    Realized  Amortized Cost   Unrealized       Fair
  Security Rating         Cost        Loss       Adjusted         Gain         Value
-------------------- ------------- ---------- --------------   ----------   -----------
CMBS:
     BBB-            $ 24,443,465              $24,443,465      $461,265    $24,904,730
     BB+               15,825,389  $  701,489   15,123,900                   15,123,900
     BB                20,630,506     987,768   19,642,738                   19,642,738
     BB-                4,351,742     517,203    3,834,539                    3,834,539
     B                 32,170,042   3,665,355   28,504,687                   28,504,687
     B-                 2,787,829     482,000    2,305,829                    2,305,829
     Unrated            2,784,675     865,474    1,919,201                    1,919,201
                     ------------  ----------  -----------      --------    -----------

 Total               $102,993,648  $7,219,289  $95,774,359      $461,265    $96,235,624
                     ============  ==========  ===========      ========    ===========

The fair value of the CMBS investments is based on either (i) the price obtained from the investment banking institutions, which sold the CMBS to the Company, or
(ii) an average of at least three quotes received on similarly structured and rated CMBS. The use of different market assumptions, valuation methodologies, changing interest rates, widening interest rate spreads and the timing and magnitude of credit losses may have a material effect on the estimates of fair value. The fair value estimates presented herein are based on pertinent information available as of September 30, 1998.

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

At September 30, 1998, the amortized cost of the Company's investments in CMBS exceeded market value by $6,758,024. Due to uncertainty of the Company's ability to hold its CMBS investments until the cost of the CMBS is recovered, the Company determined that the decline in the fair value of its CMBS below amortized cost at September 30, 1998 was other than temporary. Accordingly, the Company wrote down its investment in CMBS to fair value at September 30, 1998 and recognized an impairment loss of $7,219,289. The Company's ability to hold its CMBS has been negatively affected by the recent turmoil in the financial markets and its effect on the value of CMBS securities along with the restructuring of the Company's debt agreements (see Note 8). Subsequent to September 30, 1998, the Company sold certain of its investment in BBB- CMBS securities for $13,826,912 and recognized an additional loss of approximately $1,555,980. Also, subsequent to September 30, 1998 and through November 13, 1998, the fair value of the Company's remaining CMBS securities has declined an additional $14,111,259.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


NOTE 5 - MEZZANINE LOAN INVESTMENTS

As of September 30, 1998, the Company's investment in mezzanine loans consisted of the following:

                                                                                                        Estimated
   Underlying     Interest         Face      Principal   Unamortized      Realized       Carrying        Fair
    Security        Rate          Value      Payments      Premium          Loss          Value          Value
    --------     ----------    -----------   ---------  -------------    ----------    ------------    ---------
Commercial real estate:
Office                9.20%     $21,000,000                $3,708,946     $4,260,059     $20,448,887   $20,448,887
Hotel                 9.55%      19,647,200                                2,052,710      17,594,490    17,594,490
Multi-family         12.00%       2,800,000     $13,183                      340,613       2,446,204     2,446,204
Other                11.82%       1,000,000       4,724                      146,693         848,583       848,583
                                -----------     -------    ---------      ----------     -----------   -----------

   Total                        $44,447,200     $17,907    $3,708,946     $6,800,075     $41,338,164   $41,338,164
                                ===========     =======   ===========     ==========     ===========   ===========

At September 30, 1998, the amortized cost of the Company's investments in mezzanine loans exceeded market value by $6,800,075. Due to the uncertainty of the Company's ability to hold the mezzanine loans until the cost of the loans could be recovered, the Company determined that the decline in the fair value of the loans below amortized cost at September 30, 1998 was other than temporary. Accordingly, the Company wrote down its investments in mezzanine loans to fair value at September 30, 1998, and recognized an impairment loss of $6,800,075. In addition, as of September 30, 1998 estimated losses on the Company's contractual commitments to originate mezzanine loans in the amount $4,571,000 were $377,832. The Company's ability to hold its mezzanine loans has been negatively affected by the recent turmoil in the financial markets and its effect on the value of the loans, along with the restructuring of its debt agreements (See Note 8).

The Company's $19,647,200 mezzanine loan investment includes foreign currency transactions. The Company purchased the investment for 11.98 million in British Sterling with an interest rate that floats over Sterling LIBOR ("Base Rate") plus 4.00%. The exchange rate at the date of investment was 1.64. In order to reduce the risk of foreign currency exchange rate fluctuations, the Company entered into a foreign currency swap arrangement with Merrill Lynch Capital Services, Inc. The swap agreement will provide the Company with an exchange rate of 1.64 on the return of its principal regardless of exchange rate fluctuation. The swap agreement also converts the Base Rate to US$ LIBOR minus 0.06% regardless of movements in the Sterling LIBOR. The Company is subject to foreign currency risk on the spread portion (4.00%) of the quarterly interest payments.

NOTE 6 - MORTGAGE LOAN INVESTMENTS

As of September 30, 1998, the Company's investment in mortgage loans consisted of the following:

                                                                                                           Estimated
                             Interest     Face            Principal       Realized        Carrying           Fair
    Underlying Security        Rate       Value           Payments          Loss            Value            Value
    -------------------      -------   -----------      -----------     -----------      ------------     ------------
Commercial real estate:
Office                         7.11%   $16,000,000      $   12,833      $   678,354      $15,308,813      $15,308,813
Retail                         7.00%     7,650,000                          509,827        7,140,173        7,140,173
Hotel                          7.16%     5,875,000          22,187          245,044        5,607,769        5,607,769
                                       -----------      ----------      -----------      -----------      -----------

   Total                               $29,525,000      $   35,020      $ 1,433,225      $28,056,755      $28,056,755
                                       ===========      ==========      ===========      ===========      ===========

At September 30, 1998, the amortized cost of the Company's investments in mortgage loans exceeded market value by $1,433,225. In addition, as of September 30, 1998 estimated losses on the Company's contractual commitments to originate mortgage loans in the amount of $119,900,000 were $8,028,864. Due to the uncertainty of the Company's ability to hold the mortgage loans until the cost of the loans are recovered, the Company has changed its strategy and is now holding its mortgage loans and commitments for resale. Loans held for resale are accounted for at the lower of cost or market value. Market value is determined based upon the Company's estimate of market value. The Company recognized impairment losses on its mortgage loans and commitments of $1,433,225 and $8,028,864, respectively as of September 30, 1998.

Of the $119,900,000 of commitments outstanding at September 30, 1998, $15,885,000 have been closed and $57,155,000 have been terminated through negotiations with borrowers through November 13, 1998. The Company incurred expenses of approximately $1.1 million associated with the termination of these contractual commitments. These expenses were provided for in the impairment loss of $8,406,695 recognized at September 30, 1998. Additionally, subsequent to September 30, 1998 and through November 13, 1998 the Company estimates that it has incurred additional impairment losses on its mortgage loans and commitments of approximately $952,000.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)



NOTE 7 - REAL ESTATE INVESTMENTS

As of September 30, 1998, the Company's investments in real estate consisted of the following:


Date Acquired    Property          Location       Square Feet    Property Type    Occupancy      Anchor
-------------    --------          --------       -----------    -------------    ---------      ------

6/26/98          Lakeside Plaza    Stockton, CA      73,000          Retail           86%        Marshall's
9/24/98          Bryarwood 85      Atlanta, GA       51,388          Office          100%        Bell South


At September 30, 1998, the cost of the Company's investments in real estate exceeded market value by $189,708. Due to the uncertainty of the Company's ability to hold the real estate investments long-term, the Company determined that the decline in the market value of the real estate below book value at September 30, 1998 was other than temporary. Accordingly, the Company wrote down its investments in real estate to market value at September 30, 1998, and recognized an impairment loss of $189,708. The Company's ability to hold its real estate investments has been negatively affected by the recent turmoil in the financial markets and its effect on the value of the property, along with the restructuring of its debt agreements (See Note 8).

NOTE 8 - BORROWING ARRANGEMENTS

On May 15, 1998, the Company entered into two Master Loan and Security Agreements, to provide financing for the Company's investments. The facilities require assets to be pledged as collateral. The first loan agreement (the "Morgan Stanley Agreement"), which was with Morgan Stanley Mortgage Capital, Inc. permitted the Company to borrow up to $250,000,000 and was scheduled to terminate on May 14, 1999. The facility was intended to finance first-mortgage loans originated by the Company. As of September 30, 1998, there were no borrowings outstanding under the Morgan Stanley Agreement. On October 26, 1998, the Company terminated the agreement with Morgan Stanley at no cost to the Company. The second agreement, which is with Morgan Guaranty Trust Company of New York (the "Morgan Guaranty Agreement"), permitted the Company to borrow up to $450,000,000 and was scheduled to terminate on May 14, 1999. As discussed below, this agreement has been amended and will terminate on March 31, 1999. As of September 30, 1998, there were $40,367,788 in borrowings outstanding under the Morgan Guaranty Agreement, secured by the Company's investments.

On August 21, 1998, the Company entered into a Master Assignment Agreement with Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Capital Services, Inc. (the "Merrill Lynch Agreement"), to provide financing for the Company's investments. The facility requires assets to be pledged as collateral. The Merrill Lynch Agreement permitted the Company to borrow up to $35,000,000 and was scheduled to terminate on August 20, 1999. As discussed below, this agreement has been amended and will terminate on January 31, 1999. Outstanding borrowings against this line of credit bear interest based on the LIBOR rate plus 1.25%. The Merrill Lynch Agreement allows the lender to establish a margin requirement on each borrowing, and to request payments from the Company, at any time, if the market value of the collateral falls below the applicable margin requirement. As of September 30, 1998, borrowings outstanding under the Merrill Lynch Agreement were $20,995,826.

On August 25, 1998, the Company entered into a Master Repurchase Agreement with Deutsche Bank Securities, Inc. (the "Deutsche Bank Agreement"), which provides financing for the Company's investments. The facility provides that all transactions are intended to be treated as sales and purchases rather than loans, and requires assets to be transferred. The Deutsche Bank Agreement permits the Company to enter into an unlimited number of transactions, subject to the approval of both Deutsche Bank and the Company. The Deutsche Bank Agreement is a 30-day revolving facility, which may be terminated by either party upon giving written notice to the other, except that the agreement shall remain applicable to any transactions then outstanding. Transactions bear interest at a rate negotiated between Deutsche Bank and the Company at the inception of a transaction. The Deutsche Bank Agreement allows Deutsche Bank to establish a margin requirement on each transaction, and to request payment from the Company at any time, if the market value of the underlying assets or securities falls below the applicable margin requirement however the agreement had no financial covenants and thus did not require amendment along with the Morgan Guaranty Trust and Merrill Lynch agreements. As of September 30, 1998, transactions outstanding under the Deutsche Bank Agreement were $17,567,000 and principal payments due and accrued totaled $302,625. These transactions were collateralized by two CMBS investments valued at $18,171,250 at September 30, 1998.

The annualized rate of interest on the Company's borrowings for the three and nine months ended September 30, 1998 was 6.46%.

The Company has experienced significant losses in its investment portfolio due to spread widening on its investments, which has adversely affected the value of the Company's portfolio. As a result of these losses, on October 23, 1998 the Company announced it was necessary to obtain temporary waivers from Morgan Guaranty Trust and Merrill Lynch to avoid being in default of tangible net worth covenants under the Company's credit facilities. On November 13, 1998 the Company reached an agreement with Morgan Guaranty Trust Company of New York and Merrill Lynch Mortgage Capital, Inc. to restructure its credit facilities and terminated the Morgan Stanley Mortgage Capital Facility.

Under its amended agreement with Morgan Guaranty Trust, the Company's credit facility has been reduced to $90 million, $30 million of which is currently available to fund the Company's outstanding mortgage loan commitments. The facility reduces to $50 million on January 31, 1999. The interest rate is LIBOR plus 1.5% from November 13, 1998 to December 31, 1998 and LIBOR plus 2.0% from January 1, 1999 until the facility matures on March 31, 1999. As part of the amended agreement, the Company has agreed to sell $19.6 million of whole mortgage loans to Morgan Guaranty Trust and has paid an amendment fee of $800,000.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


Under the amended agreement with Merrill Lynch Mortgage Capital, the Company agreed to pay down the outstanding borrowings to $19 million, and further agreed that no additional borrowings would be permitted and that the facility matures on January 31, 1999. The amended agreements with Morgan Guaranty Trust and Merrill Lynch Mortgage Capital contain covenants that appropriately reflect the reduced size of the Company's portfolio.

In connection with the credit facility amendments, on November 13, 1998 LLIH agreed to provide the Company with up to $40 million of unsecured subordinated indebtedness. An initial advance of $17 million was drawn on November 13, 1998 and the remaining funds can be drawn from time to time by the Company through maturity at March 31, 1999. The advances incur interest at the rate of 14% per annum through January 31, 1999 and 16% thereafter. The advances are prepayable at any time subject to certain notice requirements.


NOTE 9 - STOCK OPTION PLAN

The Company adopted a stock option plan to provide incentive compensation for the Company's executive officers and the Manager, whereby at the closing of the IPO the Manager was granted a fully vested option to purchase 1,166,667 shares of Common Stock of the Company exercisable at the IPO price. One-fourth of the Manager's options will become exercisable on each of the first four anniversaries of the closing date of the IPO. The fair value of the option granted to the Manager was $877,917, which has been recognized as expense in the quarter ended June 30, 1998.

The underwriters sold 79,586 shares of Common Stock that were purchased in the IPO to directors and officers of the Company and the Manager for $15.00 per share. Pursuant to the Company's Directed Share Program, such individuals were granted an option to purchase one share of Common Stock for each share of Common Stock purchased in the IPO. One-fifth of the options became exercisable immediately, and one-fifth of the options will become exercisable on each of the first four anniversaries of the closing date of the IPO. The fair value of the options granted under the Company's Directed Share Program was $54,279. One-fifth of this value, $10,856, has been recognized as expense for the period ended September 30, 1998.

NOTE 10 - INTEREST RATE PROTECTION AGREEMENTS

In order to help mitigate the risk of a material change in interest rates that would affect the Company's borrowing rate on its lines of credit and on anticipated future long-term borrowings secured by the Company's investments, the Company has entered into forward Treasury lock agreements, an interest rate collar and an interest rate cap. None of these agreements were held for trading purposes. The Treasury locks allowed the Company to lock in a rate for anticipated financings that were expected to close in 1999. The settlement of a Treasury lock at maturity will create a gain or loss equal to the change in present value of the Treasury rate lock from the date purchased to the maturity date. Any gains or losses are included with the related financing and amortized under the effective interest method. The Company's policy was to purchase a forward Treasury lock whenever a fixed rate mortgage loan closed or when a borrower requested a rate lock under an executed loan application. Depending on the size of fixed rate mortgage loans, the Company in some cases aggregated loans and purchased a single Treasury lock for a pool of small loans. The Company also entered into forward Treasury locks in anticipation of long-term financing of its CMBS and mezzanine investments that were expected to close in 1999.

As a result of the recent turmoil in the credit market, and the Company's failure to comply with its debt agreements, the Company determined that its ability to obtain long-term, fixed-rate financing was not probable at September 30, 1998. The turmoil also created uncertainty as to the Company's ability to hold the investments, and thus the Treasury locks no longer qualified for hedge accounting. As of September 30, 1998, the Company discontinued hedge accounting and has reclassified the Treasury looks to investments accounted for at market value, and a loss of $15,729,025 (including transaction costs) was recognized as a component of income. On October 23, 1998 the Company terminated all of its Treasury locks and incurred a realized loss of $13.5 million.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)




Below is a summary of the Company's interest rate protection agreements, which included Treasury locks and an interest rate collar at September 30, 1998.


Treasury Locks
--------------

                                                Reference
Contract Date    Maturity      Forward Rate      Treasury      Notional Amount           Fair Value
-------------    --------      ------------      --------      ---------------           ----------
5/20/98          4/30/99          5.69%          10 year        $ 13,539,250            $ (1,328,000)
6/18/98          4/30/99          5.58%          10 year        $ 11,898,031            $ (1,062,000)
6/30/98          4/30/99          5.54%          10 year        $ 12,908,997            $ (1,110,000)
7/08/98          7/01/99          5.49%          10 year        $ 44,275,490            $ (3,616,000)
7/09/98          7/01/99          5.47%          10 year        $ 33,279,044            $ (2,666,000)
7/10/98          7/01/99          5.43%           5 year        $ 23,710,586            $ (1,256,000)
8/06/98          4/30/99          5.50%          10 year        $ 20,468,381            $ (1,701,000)
8/12/98          4/30/99          5.48%          10 year        $  8,817,961            $   (708,000)
8/24/98          4/30/99          5.35%          10 year        $ 18,000,000            $ (1,281,000)
8/26/98          4/30/99          5.27%          10 year        $ 14,547,000            $   (943,000)
                                                                ------------            -----------

                                                Total             $201,444,740          $(15,671,000)

Collar
------

                         Notional         Floating
Purchase   Maturity       Amount           Index         Strike     Fair Value
--------   --------      ------            -----         ------     ----------
7/13/98    7/01/99      $89,131,070     1 mo. LIBOR    5.8%-5.51%   $(294,000)

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


NOTE 11 - SUBSEQUENT EVENTS

Through November 5, 1998, the Company sold two of its BBB- bonds for $13,826,912. The sales resulted in an additional loss of $1,555,980 since September 30, 1998.

On October 23, 1998 the Company obtained temporary waivers from its lenders to avoid being in default of tangible net worth covenants under the Company's credit facilities. On November 13, 1998 the Company reached an agreement with Morgan Guaranty Trust and Merrill Lynch Mortgage Capital to restructure its credit facilities. On October 26, 1998, the Company terminated the Morgan Stanley Mortgage Capital facility. As part of the amended agreements, the Company agreed to sell $19.6 million of whole mortgage loans to Morgan Guaranty Trust and paid an amendment fee of $800,000. Additional restructuring costs including independent financial advisor and legal fees, will be approximately $900,000 for a total of $1.7 million. (Note 8)

On November 13, 1998 LLIH agreed to provide the Company with up to $40 million of unsecured subordinated indebtedness and funded an initial advance of $17 million. (Note 8)

Through November 13, 1998, the Company closed on mortgage loans totaling $15,885,000, and terminated loan commitments totaling $57,155,000. The Company incurred expenses of approximately $1.1 million associated with the termination of these contractual commitments. These expenses were provided for in the impairment loss of $8,406,695 recognized at September 30, 1998.

On November 16, 1998, the Company intends to sell $19.6 million in mortgage loans that cost $21.7 million to Morgan Guaranty Trust.

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

As of September 30, 1998, the Company closed on total transactions amounting to $188,293,892. The transactions included CMBS interests, mezzanine loans, mortgage loans and direct real estate purchases. During the third quarter, the Company repurchased 1,334,000 outstanding shares of common stock at a price of $13,479,494. These shares have been retired and accounted for as a reduction of common stock of $13,340 and a reduction of additional paid-in capital of $13,466,154.

The following discussion of the Company's consolidated financial condition, results from operations, and capital resources and liquidity should be read in conjunction with the Financial Statements and related Notes included in Item 1.


RECENT DEVELOPMENTS

On October 23, 1998 the Company announced that due to turmoil in the credit markets, it was necessary to obtain temporary waivers from its lenders to avoid being in default of tangible net worth covenants under the Company's credit facilities. The Board of Directors decided to discontinue new investment activity and concluded that the Company needed to be restructured. On November 13, 1998 the Company announced that it has reached an agreement with Morgan Guaranty Trust and Merrill Lynch Mortgage Capital to restructure its credit facilities and to dispose of certain assets to reduce the size and stabilize the volatility of the overall portfolio. Proceeds from the asset sales will be used to reduce outstanding indebtedness on both credit facilities. As a result of the asset sales and indebtedness reduction, the Company believes it will satisfy its immediate liquidity needs and will hold a portfolio consisting primarily of CMBS and mezzanine investments.

In connection with the credit facility amendments, LLIH agreed to provide the Company with up to $40 million of unsecured subordinated indebtedness. An initial advance of $17 million was drawn on November 13, 1998 and the remaining funds can be drawn from time to time by the Company through maturity at March 31, 1999. The advances incur interest at the rate of 14% per annum through January 31, 1999 and 16% thereafter. The advances are prepayable at any time, subject to certain notice provisions. The terms of the subordinated indebtedness were reviewed and approved by a special committee of the Board of Directors consisting of independent directors not affiliated with Lend Lease.

Under its amended agreement with Morgan Guaranty Trust, the Company's credit facility has been reduced to $90 million, $30 million of which is currently available to fund the Company's outstanding whole loan commitments. The facility reduces to $50 million on January 31, 1999. As part of the amended agreement, the Company has agreed to sell $19.6 million of whole mortgage loans to Morgan Guaranty Trust and has paid an amendment fee of $800,000.

 Under the amended agreement with Merrill Lynch Mortgage Capital, the Company agreed to pay down the outstanding borrowings to $19 million, and further agreed that no additional borrowings would be permitted and that the facility matures on January 31, 1999. The amended agreements with Morgan Guaranty Trust and Merrill Lynch Mortgage Capital contain covenants that appropriately reflect the reduced size of the Company's portfolio.

FUNDS FROM OPERATIONS

Funds from operations ("FFO") is considered by many industry analysts to be a useful supplement to reviewing the operating performance of a REIT. The numbers are not, however, in accordance with GAAP and should be used accordingly. The following table reconciles FFO and net income:

                                               For the Three Months      For the Nine Months
                                            ended September 30, 1998    ended September 30,1998
                                                (in thousands except for per share data)

Net (loss) before gain on sale                       $(38,169)                   $(38,109)
Add: Real estate related depreciation                      22                          27
     Stock compensation to Manager                                                    878
                                                     --------                   ---------
FFO                                                  $(38,147)                   $(37,204)
                                                     ========                   =========

Diluted weighted average shares outstanding             8,554                       8,735

FFO per diluted weighted average shares outstanding  $ (4.46)                   $   (4.36)

FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund the Company's operations, which is disclosed in the Consolidated Statement of Cash Flows for the applicable periods. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance, nor as an alternative to the Statement of Cash Flows as a measure of liquidity. FFO, as defined by the National Association of Real Estate Investment Trusts, represents net income (computed in accordance with GAAP) applicable to common shares excluding gains or losses from debt restructuring, sales of property and any unusual or non-recurring transactions, plus depreciation and amortization, and after such adjustments from unconsolidated partnerships and joint ventures.

RESULTS OF OPERATIONS

Revenue. Revenue totaled $3,621,490 and $4,967,480, respectively for the three and nine months ended September 30, 1998. Revenue is comprised primarily from interest income on CMBS investments, mezzanine loans, mortgage loans and from the cash proceeds from the IPO before they were fully invested. The IPO proceeds were fully invested on July 8, 1998. At September 30, 1998, rental income consisted of two real estate investments. The real estate investments include one retail property located in Stockton, California and one office building located in Atlanta, Georgia.

Operating Expenses. Operating expenses consist of expenses incurred in operating the Company and property and investment operations and totaled $41,790,521 and $43,076,301 respectively for the three and nine months ended September 30, 1998. Included in the amounts were impairment losses totaling $39,778,017. These losses are due to recent financial market conditions and the widening of credit spreads, as well as losses associated with interest rate Treasury locks. During the second quarter the Company recorded a one-time charge of $877,917 for stock options issued to the Manager as part of the IPO. Management fees were calculated at 1% per annum of the Average Invested Assets per quarter and totaled $437,572 and $658,558 for the three and nine months ended September 30, 1998, respectively. The Company also recorded general and administrative expenses of $210,292 and $389,490, respectively, fort the three and nine months ended September 30, 1998. These costs consist of professional fees, insurance costs and other miscellaneous expenses.

Gain on Sale of CMBS. The $42,426 gain on the sale of CMBS for the nine months ended September 30, 1998, was due to a change in interest rates during the period between the date the Company agreed to purchase a CMBS investment and the actual settlement date. During the period, the Company decided to sell a portion of the original investment resulting in the gain.

CHANGES IN FINANCIAL POSITION

Securities available-for-sale. The Company purchased CMBS with a par value of $33,183,997 and $123,077,975 for the three and nine months ended September 30, 1998 for $29,230,127 and $106,231,165, respectively. At September 30, 1998, the amortized cost of the Company's investments in CMBS exceeded market value by $6,758,024. Due to uncertainty of the Company's ability to hold its CMBS investments until the cost of the CMBS is recovered, the Company determined that the decline in the market value of its CMBS below amortized cost was other than temporary. Accordingly, the Company wrote down its investment in CMBS to market value at September 30, 1998 and recognized an impairment loss of $7,219,289. The Company's ability to hold its CMBS has been negatively affected by the recent turmoil in the financial markets and its effect on the value of CMBS securities along with the restructuring of the Company's debt agreements (see Note 8). Subsequent to September 30, 1998, the Company sold certain of its investment in BBB- CMBS securities for $13,826,912 and recognized an additional loss of $1,555,980. Also, subsequent to September 30, 1998 and through November 13, 1998, the market value of the Company's remaining CMBS securities has approximately declined an additional $14,111,259.

Mezzanine Loan Portfolio. The Company purchased mezzanine loans with a par value of $22,447,200 and $44,447,200 for the three and nine months ended September 30, 1998 for $22,839,838 and $48,227,200, respectively. At September 30, 1998, the amortized cost of the Company's investments in mezzanine loans exceeded market value by $6,800,075. Due to the uncertainty of the Company's ability to hold the mezzanine loans until the cost of the loans could be recovered, the Company determined that the decline in the market value of the loans below amortized cost at September 30, 1998 was other than temporary. Accordingly, the Company wrote down its investments in mezzanine loans to market value at September 30, 1998, and recognized an impairment loss of $6,800,075. The Company's ability to hold its mezzanine loans has been negatively affected by the recent turmoil in the financial markets and its effect on the value of the loans, along with the restructuring of its debt agreements (See Note 8). In addition, as of September 30, 1998, estimated losses on the Company's contractual commitments to originate mezzanine loans in the amount of $4,571,000 were $377,832.

Mortgage Loan Portfolio. The Company originated $29,525,000 of commercial mortgage loans for the three and nine months ended September 30, 1998. At September 30, 1998, the amortized cost of the Company's investments in mortgage loans exceeded market value by $1,433,225. In addition, as of September 30, 1998, estimated losses on Company's contractual commitments to originate mortgage loans in the amount of $119,900,000 were $8,028,864. Due to the uncertainty of the Company's ability to hold the mortgage loans until the cost of the loans are recovered, the Company has changed its strategy and is now holding its mortgage loans and commitments for resale. The Company recognized impairment losses on its mortgage loans and commitments of $1,433,225 and $8,028,864, respectively as of September 30, 1998.

Of the $119,900,000 of commitments outstanding at September 30, 1998, $15,885,000 have been closed and $57,155,000 have been terminated through negotiations with borrowers through November 13, 1998. The Company incurred expenses of approximately $1.2 million associated with the termination of these contractual commitments. These expenses were provided for in the impairment loss of $8,406,695 recognized at September 30, 1998. Additionally, subsequent to September 30, 1998, and through November 13, 1998, the Company estimates that it incurred additional impairment losses on its mortgage loans and commitments of approximately $952,000.

Real Estate Investments. The Company purchased Bryarwood 85, a wholly-owned office building, on September 24, 1998 for $4,100,000. At September 30, 1998, the cost of the Company's investments in real estate exceeded market value by $189,708. Due to the uncertainty of the Company's ability to hold the real estate investments long-term, the Company determined that the decline in the market value of the real estate below book value at September 30, 1998 was other than temporary. Accordingly, the Company wrote down its investments in real estate to market value at September 30, 1998, and recognized an impairment loss of $189,708. The Company's ability to hold its real estate investments has been negatively affected by the recent turmoil in the financial markets and its effect on the value of the property, along with the restructuring of its debt agreements (See Note 8).

Short-term borrowings. The Company began borrowing on its short-term borrowing facilities during the quarter ended September 30, 1998. The Company used its short-term borrowing arrangements to finance its investments in certain CMBS and mortgage and mezzanine loans. As of September 30, 1998, the Company had short-term borrowings totaling $78,930,614. The total amount is comprised of:



Loan Facility     Amount Borrowed   Assets Pledged
---------------   ---------------   --------------
Morgan Guaranty   $40,367,788       Bear Stearns, GSMS 1998-GLII G, ASC 1996-MD6
                                      B1 bonds
Merrill Lynch     $20,995,826       Savoy mezzanine loan; CMAC 1997-ML1 F1 bond
Deutsche Bank     $17,567,000       GMAC 1998-C1 F, ASC 1997-D4 A8 bonds

On October 23, 1998 the Company announced that due to turmoil in the credit markets, it was necessary to obtain temporary waivers under its credit facilities with Morgan Guaranty Trust and Merrill Lynch to avoid being in default of tangible net worth covenants. The Company subsequently restructured its credit facilities with these lenders and obtained additional financing from LLIH as further discussed in Liquidity and Capital Resources and in the footnotes to the Company's unaudited financial statements as of September 30, 1998.

Treasury locks payable. As a result of the recent turmoil in the credit market and the Company's failure to comply with its debt agreements, the Company determined that its ability to obtain long-term fixed rate financing was not probable at September 30, 1998. The turmoil also created uncertainty as to the Company's ability to hold its investments. Accordingly, the Company discontinued hedge accounting for the Treasury locks and recognized a $15.7 million loss on this agreement at September 30, 1998. On October 23, 1998 the Company terminated all of its Treasury locks and incurred a loss of $13,345,708 million.

Accrued loan commitment losses. As of September 30, 1998, the market value of the Company's contractual commitments to originate mortgage loans exceeded the Company's committed purchase price of $119,900,000 by $8,028,864. Due to the uncertainty of the Company's ability to hold the mortgage loans until the cost of the loans are recovered, the Company has changed its strategy and is now holding its mortgage loans and commitments for resale. Loans held for resale are accounted for at the lower of cost or market value. The Company recognized impairment losses on its mortgage loan commitments of $8,406,695 as of September 30, 1998. In addition, as of September 30, 1998, estimated losses on the Company's contractual commitments to originate mezzanine loans in the amount of $4,571,000 were $377,832.

Shareholders' Equity. Shareholders' equity increased $70,623,829 to $70,624,829 at September 30, 1998 from $1,000 at December 31, 1997. Shareholders' equity increased by $124,029,919 as a result of the IPO on April 23, 1998. The increase is primarily offset by common stock purchased by the company and retired during the third quarter totaling $(13,479,494) and net losses of $ (38,066,395). Also included in the change was a net unrealized gain on securities available-for-sale of $461,265, $888,773 for the value of stock options issued and dividends declared of $ (3,255,239).


CAPITAL RESOURCES AND LIQUIDITY

Liquidity is the ability for the Company to meet its cash requirements including any ongoing commitments, borrowings, shareholder distributions, lending and general business activities. The Company's source of liquidity during the period ended September 30, 1998 consisted of net proceeds from the IPO, Master Loan and Security agreement with Morgan Stanley Mortgage Capital, Master Loan and Security agreement with Morgan Guaranty Trust Company of New York, Master Loan and Security agreement with Merrill Lynch Mortgage Capital, Inc. and repurchase financing from Deutsche Bank Securities, Inc. The net proceeds from the IPO were $124,029,419. From the date of the IPO until the funds were invested in real estate assets, the IPO proceeds were held in a short-term investment account earning an annualized yield of 6.15%. Once the IPO proceeds were fully invested, the Company began to utilize the Master Loan and Security Agreement that was established with Morgan Guaranty Trust Company of New York in the amount of $450,000,000, the Merrill Lynch Agreement in the amount of $35,000,000 and the Deutsche Bank Agreement with unlimited transactions, subject to the approval of both Deutsche Bank and the Company. As of September 30, 1998, the Company had short-term borrowings totaling $78,930,614. The total amount is comprised of:

Loan Facility     Amount Borrowed   Assets Pledged
-------------     ---------------   --------------

Morgan Guaranty    $ 40,367,788     Bear Stearns, GSMS 1998-GLII G, ASC 1996-MD6 B1 bonds
Merrill Lynch      $ 20,995,826     Savoy mezzanine loan; CMAC 1997-ML1 F1 bond
Deutsche Bank      $ 17,567,000     GMAC 1998-C1 F, ASC 1997-D4 A8 bonds

As of September 30, 1998, no borrowings had been made against the Morgan Stanley Master Loan and Security Agreement. On October 26, 1998, the agreement was terminated at no cost to the Company.

On October 23, 1998, the Company obtained temporary waivers from Morgan Guaranty Trust and Merrill Lynch to avoid being in default of tangible net worth covenants under the Company's credit facilities. At the time, the Company had $110,900,000 million of mortgage loan commitments that it needed significant capital to fund. Through November 13, 1998 the Company closed $6,885,000 of the mortgage loans and $57,155,000 have been terminated through negotiations with borrowers. The Company incurred expenses of approximately $1.1 million associated with the termination of these contractual commitments.

On November 13, 1998 the Company reached an agreement with Morgan Guaranty Trust and Merrill Lynch Mortgage Capital to restructure its credit facilities. In connection with the credit facility amendments, LLIH agreed to provide the Company with up to $40 million of unsecured subordinated indebtedness. The Morgan Guaranty Trust amendment provides additional financing of up to $30 million. The amendment also includes an agreement to sell mortgage loans to Morgan Guaranty Trust for proceeds of $19.6 million. The proceeds from selling mortgage loans and the additional financing available from Morgan Guaranty Trust and LLIH should provide sufficient liquidity to close the Company's remaining mortgage loan commitments and meet any additional margin calls from lenders. The Company also intends to dispose of the remaining mortgage loans in the near term.

The Company believes that it has the capital resources necessary to hold a core portfolio of mezzanine and CMBS assets until March 31, 1999. During that time the Company will be reviewing the strategic alternatives available to maximize shareholder value and meet the March 31, 1999 maturity dates on the Morgan Guaranty Trust and LLIH financing arrangements.

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

YEAR 2000 DISCLOSURES


The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue ("Y2K"). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

Y2K exposures of the Company are currently being assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Company has begun to communicate with our third party service vendors such as the Manager and property managers in an effort to assess their Y2K compliance status and the adequacy of their Y2K efforts.

The Manager has made Y2K compliance a high priority for replacement applications and is in the process of updating and replacing other applications that are not Y2K compliant. The Manager expects to complete the updating of its critical systems no later than March 31, 1999, which will allow for nine months of systems testing to resolve any remaining Y2K compliance issues. However, if any of the vendors of the Manager's Y2K compliant software fail to perform pursuant to their contracts with the Manager, the Manager's Y2K compliance could be jeopardized, and could materially adversely affect the Company. The Manager does not believe that the costs to remediate any Y2K issues will materially affect its business, operations or financial condition, or will have an adverse affect on its clients, including the Company.

Each property owned by the Company is being individually assessed in an effort to identify critical Y2K issues specific to each property. Required remediation strategies will depend on the outcome of the assessments and therefore will not be developed until the property assessments are complete. The Manager expects the majority of critical property assessments to be completed and remediation efforts to be underway by the end of the first quarter of 1999.

The Company has not incurred any material costs to date relating to Y2K. Total property assessment costs to the Company are expected to total approximately $4,300. These costs were not incurred and therefore not accrued as of September 30, 1998. Remediation efforts may vary significantly from one building to the next. Therefore remediation costs can not be reasonably estimated until the assessments are complete and remediation strategies determined.

The failure to adequately address the Year 2000 issue may result in the closure of buildings owned by the Company. In order to reduce the potential impact on the operations of the Company, contingency plans will be developed once Y2K exposures have been assessed.

Building contingency plans will be developed on a property by property basis once assessments have been completed. This will allow the efficient development of contingency plans that take into account individual circumstances surrounding each property. Contingency plans may involve the engagement of additional security services, implementation of temporary systems modifications, and the identification and engagement of alternate service vendors. Additional contingency plans may be developed as circumstances warrant.

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

Item 3.       Default Upon Senior Securities

              None

Item 4.       Submission of matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              a)  Exhibits

      10.1 Subordinated Loan Agreement dated as of November 13, 1998 between Chastain Capital Corporation, as Borrower and
              Lend Lease Investments Holdings, Inc., as Subordinated Lender.

      10.2 Amendment and Agreement, dated as of November 13, 1998, to and in respect of the Master Loan and Security Agreement, dated as of May 15, 1998, between Chastain Capital Corporation, a Georgia corporation, as Borrower, and Morgan Guaranty Trust Company of New York, a New York Banking Corporation, as Lender.

      10.3 Master Assignment Agreement among Chastain Capital Corporation, Merrill Lynch Mortgage Capital, Inc., and Merrill Lynch Capital Services, Inc.

      10.4    Amendment No. 1 to Master Assignment Agreement among
              Chastain Capital Corporation, Merrill Lynch Mortgage Capital, Inc., and Merrill Lynch Capital Services, Inc., dated as of October 23, 1998.

      27.1    Financial Data Schedule (for SEC filing purposes only)

              b)  Reports

                  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Chastain Capital Corporation




                                          By:    /s/ Steve Grubenhoff
                                                ---------------------
                                                Steve Grubenhoff
                                                Chief Financial Officer


Date:  November 16, 1998

                                  EXHIBIT INDEX



Exhibit No.                         Description
-----------                         -----------
   10.1       Subordinated Loan Agreement dated as of November 13, 1998 between
              Chastain Capital Corporation as Borrower and Lend Lease
              Investments Holdings, Inc., as Subordinated Lender.

   10.2 Amendment and Agreement, dated as of November 13, 1998, to and in respect of the Master Loan and Security Agreement, dated as of May 15, 1998, between Chastain Capital Corporation, a Georgia corporation, as Borrower, and Morgan Guaranty Trust Company of
              New York, a New York Banking Corporation, as Lender.

   10.3       Master Assignment Agreement among Chastain Capital Corporation,
              Merrill Lynch Mortgage Capital, Inc., and Merrill Lynch Capital
              Services, Inc.

   10.4       Amendment No. 1 to Master Assignment Agreement among Chastain
              Capital Corporation, Merrill Lynch Mortgage Capital, Inc., and
              Merrill Lynch Capital Services, Inc., dated as of October 23,
              1998.

   27.1       Financial Data Schedule (for SEC filing purposes only)