Form 10-K405
period 1998-12-31
CHASTAIN CAPITAL CORP
filed 1999-03-31
CIK 1051491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                                    ---------

       (Mark One)

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1998
                                             -----------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from           to
                                                ---------    ---------

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

       (Registrant's telephone number, including area code) (404) 848-8871

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $.01 Par Value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes -X- No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate the aggregate market value of the voting and non-voting common equity held by non-affiliates. $27,613,436 as of March 30, 1999.

         Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date. 7,346,778 shares of common stock outstanding as of March 30, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1999 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART III.

                          CHASTAIN CAPITAL CORPORATION
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I ..........................................................................................       3
   Item 1.  Business ............................................................................       3
     General ....................................................................................       3
     Initial Public Offering ....................................................................       3
     Business of the Company ....................................................................       4
     Investment Guidelines ......................................................................       5
     Competition ................................................................................      12
     Conflicts of Interest ......................................................................      12
     Management Agreement .......................................................................      12
     Employees ..................................................................................      15
     REIT Status ................................................................................      15
     Investment Portfolio .......................................................................      17
     Commercial Mortgage-Backed Securities ......................................................      18
     Mezzanine Loans ............................................................................      18
     Mortgage Loans .............................................................................      19
     Real Properties ............................................................................      19
   Item 2.  Properties ..........................................................................      20
   Item 3.  Legal Proceedings ...................................................................      20
   Item 4.  Submission of Matters to a Vote of Security Holders .................................      20
PART II .........................................................................................      20
   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ...............      20
   Item 6.  Selected Financial Data .............................................................      20
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations      20
     Capital Resources and Liquidity.............................................................      21
     Working Capital Reserves ...................................................................      22
     Financial Condition ........................................................................      22
     Results from Operations ....................................................................      23
     REIT Status ................................................................................      24
     Quantitative and Qualitative Disclosures about Market Risk .................................      24
     Year 2000 ..................................................................................      25
   Item 8.  Financial Statements and Supplementary Data .........................................      26
   Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure       45
PART III ........................................................................................      45
   Item 10.  Directors and Executive Officers of the Registrant .................................      45
   Item 11.  Executive Compensation .............................................................      45
   Item 12.  Security Ownership of Certain Beneficial Owners and Management .....................      45
   Item 13.  Certain Relationships and Related Transactions .....................................      45
PART IV .........................................................................................      46
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................      46
   Signatures ...................................................................................      47

                                     PART I

Item 1.  Business.

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "may", "will", "intend", "should", "expect", "anticipate", "estimate", or "continue" or the negatives thereof or other comparable terminology. The Company's (as hereinafter defined) actual results could differ materially from those anticipated in such forward-looking statements due to a variety of factors, including, but not limited to, changes in national, regional or local economic environments, competitive products and pricing, government fiscal and monetary policies, changes in prevailing interest rates, the course of negotiations, the fulfillment of contractual conditions, factors inherent to the valuation and pricing of interests in commercial mortgage-backed securities, credit risk management, asset/liability management, the financial and securities markets, the availability of and costs associated with the sources of liquidity, other factors generally understood to affect the real estate acquisition, mortgage and leasing markets and security investments, and other risks detailed in the Company's registration statement on Form S-11 (File No. 333-42629), as amended, filed with the Securities and Exchange Commission (the "SEC"), and declared effective on April 23, 1998, the Company's quarterly reports on Form 10-Q filed with the SEC, and other filings made by the Company with the SEC. The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General.

Chastain Capital Corporation (the "Company") is a Georgia corporation that was organized on December 16, 1997 and that plans to make an election to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") commencing with its first REIT taxable year ended on December 31, 1998. As a REIT, the Company generally is not subject to federal income taxation on that portion of its income that it distributes currently to its shareholders, provided that it distributes at least 95% of its taxable income (excluding net capital gains) to its shareholders annually and meets certain other REIT tests for qualification as a REIT under the Code. The Company was initially capitalized on December 16, 1997 through the sale of 100 shares of common stock, par value $.01 per share ("Common Stock") for an aggregate purchase price of $1,000.

The Company incorporated and capitalized two wholly owned subsidiaries, Chastain GP Holdings, Inc. (the "General Partner") and Chastain LP Holdings, Inc. (the "Initial Limited Partner") which organized and capitalized Chastain Investments, L.P. (the "Operating Partnership"), a Georgia limited partnership through which the business of the Company is conducted. Because the Company indirectly owns 100% of the partnership interests in the Operating Partnership, the Operating Partnership is disregarded as a separate entity from the Company for federal income tax purposes unless a third party other than either (i) the Company or
(ii) a qualified REIT subsidiary of the Company is admitted as a partner in the Operating Partnership. The Company organized the Operating Partnership to provide potential sellers of assets with the opportunity to transfer those assets to the Company in a tax-deferred exchange.

The General Partner engaged ERE Yarmouth, Inc. ("ERE Yarmouth"), a wholly-owned indirect subsidiary of Lend Lease Corporation Limited ("Lend Lease Corporation") to manage and advise the Company's business and investment affairs. On July 13, 1998, Lend Lease Corporation changed the name of ERE Yarmouth to Lend Lease Real Estate Investments, Inc. ("Lend Lease" or the "Manager"). Lend Lease continues to manage and advise the Company.

Initial Public Offering.

The Company offered to the public 7,380,000 shares of Common Stock at $15.00 per share in an initial public offering (the "Offering") which commenced in April 1998. Gross proceeds from the Offering were $110,700,000 and net proceeds to the Company were $102,951,000. Additional public offering costs of $1,215,750 were incurred in connection with the Offering.

The Company also issued, pursuant to two separate private placements, an aggregate of 897,678 shares of Common Stock to Lend Lease Investment Holdings, Inc. ("LLIH"), (formerly ERE Yarmouth Investment Holdings, Inc.), an indirect, wholly-owned subsidiary of Lend Lease, and 700,000 shares of Common Stock to FBR Asset Investment Corporation, an affiliate of Friedman, Billings, Ramsey & Co., Inc. (lead underwriter of the Company's Offering), each of which closed concurrently with the closing of the Offering, at $13.95 per share, with total proceeds to the Company of $22,287,608.

Business of the Company.

The Company was organized to originate commercial and multifamily Mortgage Loans ("Mortgage Loans") for the purpose of securitizing the loans by issuing collateralized mortgage obligations ("CMOs") and retaining residual interests in the Mortgage Loans subject to the CMO debt. The Company also was organized to acquire subordinated interests in commercial mortgage-backed securities ("CMBS"), originate and acquire loans on real property that are subordinated to first lien Mortgage Loans ("Mezzanine Investments") and acquire real property and other real estate related assets.

Mortgage Loans consist of whole loan originations collateralized by real estate assets to which an investor has first priority to cash flow.

Commercial mortgage-backed securities represent an ownership interest in a securitized pool of commercial Mortgage Loans. The most basic mortgage-backed securities ("MBS"), known as "Pass-Through Certificates," or participation certificates, represent a direct ownership interest in a trust comprised of a pool of Mortgage Loans. The trusts are typically organized to issue CMOs or certificates of Real Estate Mortgage Investment Conduits ("REMICs").

CMOs and REMICs are similar types of securities that allow cash flows to be split so that different classes of securities with different maturities, coupons and risk profiles may be created. They may be collateralized by a single Mortgage Loan or a pool of loans. The key feature is the prioritization of the cash flows among several different classes of bondholders. This mechanism creates a series of bonds with varying maturities, interest coupons and risk profiles that appeal to different investors. Holders of the first tranche receive all principal paid on the mortgages until that tranche is fully retired, at which point the holders of the second tranche begin to receive principal payments. Holders of the last tranche receive principal only when the previous classes have been fully retired.

Mezzanine Investments are investments that are subordinated to first lien Mortgage Loans on commercial and multifamily real estate. Mezzanine Mortgage Loans generally provide the right to receive a stated interest rate on the loan balance and may also include a percentage of gross revenues from the property, payable on an ongoing basis, and/or a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan, or otherwise would allow an investor to charge an interest rate that would provide an attractive risk-adjusted return. Mezzanine Investments may also take the form of preferred equity, which will have a claim against both the operating cash flow and liquidation proceeds from the specific real estate assets.

Investment Guidelines

The Company announced in October 1998 that it would cease acquiring any additional assets or funding any additional loans in order to focus on stabilizing its existing assets and improving its liquidity position. The Board of Directors is currently reviewing the strategic alternatives available to the Company with respect to its remaining assets. The discussion below describes the principal categories of assets that the Company was authorized to acquire under its investment guidelines up until October 1998. While the investment guidelines are currently suspended, they are presented below to describe the environment the Manager was operating in and might operate in if the suspension is terminated. All investment guidelines may be amended from time to time by the Board of Directors.

The Manager is authorized to commit the Company contractually to aggregate investments in any calendar quarter up to $250,000,000 without the approval of the Board of Directors. In addition, in any calendar quarter the Manager may contractually commit the Company to purchase up to a specified aggregate amount in each category of Real Estate Related Assets, as set forth below. Commencing on April 28, 1999, the Manager must have approval by the Board of Directors to invest more than 45% of the Company's aggregate assets in any single region of the United States, or in any individual property type. In addition, after such date the Manager will need Board of Directors approval to invest in excess of 45% of the total assets of the Company in any single category of assets described below.

Subordinated Interests. The Company has the authority to originate commercial whole loans for the purpose of securitizing such pools of such loans and retaining non-investment grade subordinated interests. Mortgage-backed securities ("MBS") typically are divided into two or more classes, sometimes called "tranches." The senior classes are higher "rated" securities, which would be rated by independent agencies from low investment grade "BBB" to higher investment grade "AA" or "AAA." The junior, subordinated classes typically would include a lower rated, non-investment grade "BB" and "B" class, and an unrated, higher-yielding, credit support class (the "Subordinated Interest," which generally is required to absorb the first losses on the underlying mortgage loans). The Manager may contractually commit the Company to aggregate Mortgage Loans up to $150 million, or $30 million for any individual transaction, in any calendar quarter. Any investments outside of these guidelines must be approved in advance by the Board of Directors.

MBS generally are issued either as CMOs or Pass-Through Certificates. CMOs are debt obligations of special purpose corporations, owner trusts or other special purpose entities secured by commercial mortgage loans or MBS. CMOs and Pass-Through Certificates may be issued or sponsored by private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, investment banks and other entities. MBS are not guaranteed by an entity having the credit status of a governmental agency or instrumentality and generally are structured with one or more of the types of credit enhancement described below. In addition, MBS may be illiquid.

In most mortgage loan securitizations, a series of MBS is issued in multiple classes in order to obtain investment-grade ratings for the senior classes and thus increase their marketability. Each class of MBS may be issued with a specific fixed or variable coupon rate and has a stated maturity or final scheduled distribution date. Principal prepayments on the mortgage loans comprising the collateral may cause the MBS to be retired substantially earlier than their stated maturities or final scheduled distribution dates although, with respect to commercial mortgage loans, there generally are penalties for or limitations on the ability of the borrower to prepay the loan. Interest is paid or accrued on MBS on a periodic basis, typically monthly.

The credit quality of MBS depends on the credit quality of the underlying mortgage collateral. Among the factors determining the credit quality of the underlying Mortgage Loans will be the ratio of the Mortgage Loan balances to the value of the properties securing the Mortgage Loans, the purpose of the Mortgage Loans (e.g., refinancing or new purchase), the amount and terms of the Mortgage Loans, the geographic diversification of the location of the properties and, in the case of commercial Mortgage Loans, the credit-worthiness of tenants.

Moreover, the principal of and interest on the underlying mortgage loans may be allocated among the several classes of a MBS in many ways, and the credit quality of a particular class results primarily from the order and timing of the receipt of cash flow generated from the underlying Mortgage Loans. Subordinated Interests carry significant credit risks. Typically, in a "senior-subordinated" structure, the Subordinated Interests provide credit protection to the senior classes by absorbing losses from loan defaults or foreclosures before such losses are allocated to senior classes. Moreover, typically, as long as the more senior tranches of securities are outstanding, all prepayments on the Mortgage Loans generally are paid to those senior tranches. In some instances, particularly with respect to Subordinated Interests in commercial securitizations, the holders of Subordinated Interests are not entitled to receive scheduled payments of principal until the more senior tranches are paid in full. Because of this structuring, Subordinated Interests in a typical securitization are subject to a substantially greater risk of non-payment than are those more senior tranches. Accordingly, the Subordinated Interests are assigned lower credit ratings, or no ratings at all. Neither the Subordinated Interests nor the underlying Mortgage Loans are guaranteed by agencies or instrumentalities of the U.S. government or by other governmental entities and, accordingly, are subject to credit risks.

As a result of the typical "senior-subordinated" structure, the Subordinated Interest will be extremely sensitive to losses on the underlying Mortgage Loans. For example, if the Company owns a $10 million Subordinated Interest in an MBS consisting of $100 million of underlying mortgage loans, a 7% loss on the underlying mortgage loans will result in a 70% loss on the Subordinated Interest. Accordingly, the holder of the Subordinated Interest is particularly interested in minimizing the loss frequency (the percentage of the loan balances that default over the life of the Mortgage Collateral) and the loss severity (the amount of loss on a defaulted mortgage loan, i.e., the principal amount of the mortgage loan unrecovered after applying any recovery to the expenses of foreclosure and accrued interest) on the underlying Mortgage Loans.

The loss frequency on a pool of mortgage loans will depend upon a number of factors, most of which will be beyond the control of the Company or the applicable servicer. Among other things, the default frequency will reflect broad conditions in the economy generally and real estate particularly, economic conditions in the local area in which the underlying property is located, the loan-to-value ratio of the mortgage loan, the purpose of the loan, and the debt service coverage ratio. The loss severity will depend upon many of the same factors described above, and will also be influenced by the servicer's ability to foreclose on the defaulted mortgage loan and sell the underlying mortgaged property.

The underwriting standards used by the Company in evaluating Mortgage Loans include a review of (i) the underlying collateral of each Mortgage Loan, including property characteristics, location and credit-worthiness of tenants,
(ii) the borrower and manager's ability to manage the property and make debt service payments, (iii) the relative principal amounts of the loan, including the loan-to-value and debt service coverage ratios and (iv) the Mortgage Loan's purpose and documentation. Such evaluation includes engaging third party appraisal, environmental and engineering firms to prepare independent reports. The Company's Mortgage Loans have consisted primarily of assets backed by first liens on commercial property.

Commercial Mortgage-Backed Securities. The Manager is authorized to contractually commit the Company to aggregate CMBS up to $75 million, or $75 million for any individual transaction, in any calendar quarter. Any investments outside of these guidelines must be approved in advance by the Board of Directors. CMBS are backed generally by a more limited number of commercial or multifamily Mortgage Loans with larger principal balances than those of single family residential Mortgage Loans. As a result, a loss on a single Mortgage Loan underlying a CMBS will have a greater negative effect on the yield of such CMBS, especially the Subordinated Interests in such CMBS.

Before acquiring Subordinated Interests, the Company performs certain credit underwriting and stress testing to attempt to evaluate future performance of the Mortgage Collateral supporting the CMBS which will include (i) a review of the underwriting criteria used in making Mortgage Loans comprising the Mortgage Collateral for CMBS, (ii) a review of the relative principal amounts of the loans, their loan-to-value and debt service coverage ratios as well as the Mortgage Loans' purpose and documentation, (iii) where available, a review of the historical performance of the loans originated by the particular originator, (iv) in the case of the CMBS, some level of reunderwriting the underlying Mortgage Loans, as well as selected site visits and (v) a review of independent third party appraisal, environmental and engineering reports.

Real Properties. The Company's policy is to conduct an investigation and evaluation of real property before purchasing such property. Evaluations of potential properties are conducted primarily by the Manager's employees who specialize in the analysis of underperforming or distressed assets, often with further specialization based on geographic or collateral-specific factors. It is expected that the Manager's employees will use third parties, such as brokers who are familiar with the property's type and location, to assist them in conducting an evaluation of the value of the property, and depending on the circumstances, may use subcontractors, such as local counsel and engineering and environmental experts, to assist in the evaluation and verification of information and the gathering of other information not previously made available by the potential seller. The amount offered by the Company generally is the price that the Manager estimates is sufficient to generate an acceptable risk-adjusted return on the Company's investment. The Manager may contractually commit the Company to aggregate real properties up to $75 million, or $25 million for any individual transaction, in any calendar quarter. Any investments outside of these guidelines must be approved in advance by the Board of Directors.

Mezzanine Investments. The Company is authorized to make investments that are subordinated to first lien Mortgage Loans on commercial and multifamily real estate. For example, on a commercial property subject to a first lien Mortgage Loan with a principal balance equal to 70% of the value of the property, the Company could lend the owner of the property (typically a partnership) an additional 15% to 20% of the value of the property. Typically the loan would be secured, either by the property subject to the first lien (giving the Company a second lien position) or a partnership interest in the owner. If a partnership interest is pledged, the Company would be in a position to take over the operation of the property in the event of a default on the loan. These Mezzanine Investments generally provide the Company with the right to receive a stated interest rate on the loan balance and may also include a percentage of gross revenues from the property, payable to the Company on an ongoing basis, and/or a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan, or otherwise would allow the Company to charge an interest rate that would provide an attractive risk-adjusted return. Mezzanine Investments may also take the form of preferred equity, which will have a claim against both the operating cash flow and liquidation proceeds from the specific real estate assets. The Manager may contractually commit the Company to aggregate Mezzanine Investments up to $75 million, or $20 million for any individual transaction, in any calendar quarter. Any investments outside of these guidelines must be approved in advance by the Board of Directors.

Before originating Mezzanine Investments, the Company performs certain credit underwriting to attempt to evaluate future performance of the collateral supporting such investment, which will include a review of (i) the underlying collateral of each Mortgage Loan, including property characteristics, location, credit-worthiness of tenants and economics; (ii) the relative principal amounts of the loan, including the loan-to-value and debt service coverage ratios,
(iii) the borrower and manager's ability to manage the property and make debt service payments, and (iv) the Mortgage Loan's purpose and documentation.

Other Real Estate Related Assets. The Manager may contractually commit the Company to aggregate other real estate related assets up to $50 million, or $20 million for any individual transaction, in any calendar quarter. Any investments outside of these guidelines must be approved in advance by the Board of Directors. The Company's policy is to conduct an investigation and evaluation of real estate related assets before purchasing such assets. Evaluation of potential properties will be conducted primarily by the Manager's employees who specialize in the analysis of such assets, often with further specialization based on geographic or collateral-specific factors. The Company expects the Manager to use third parties, such as brokers who are familiar with the property's type and location, to assist it in conducting an evaluation of the value of the property, and, depending on the circumstances, to use subcontractors, such as local counsel and engineering and environmental experts, to assist in the evaluation and verification of information and the gathering of other information not previously made available by the potential seller. Other real estate related assets may include the following.

Construction Loans. The Company is authorized to provide construction loans on commercial property, taking a first lien mortgage to secure the debt.

Agricultural Loans. The Company is authorized to originate or acquire agricultural loans for use in securitization pools and may acquire agricultural underperforming real estate assets. Agricultural loans are secured by first liens on a parcel or parcels of land, which may be improved by buildings, fixtures, and equipment or other structures permanently affixed to the parcel or parcels, that are used for the production of one or more agricultural commodities or products. Loans are secured by a first lien mortgage with principal amortization based upon the nature of depreciable assets and commodity types. Lower percentage (longer duration) amortizations are associated with productive agricultural real estate with limited or no depreciable buildings or structures. Typically, as the value of depreciable structures becomes a larger percentage of the security, the amortization percentage is higher (shorter duration). Agricultural real estate may also be improved with permanent plantings (orange groves, vineyards, etc.) which produce crops for multiple years and the loan amortizations are structured to reflect the economic life of the productive assets. The loans are payable monthly, quarterly or semi-annually depending upon the nature of the commodity produced.

Foreign Real Properties. In addition to purchasing real properties, the Company is authorized to originate or acquire Mortgage Loans secured by real estate located outside the

United States or purchase such real estate. The Company has not imposed any limits with respect to the amounts that it could invest in foreign real properties in the aggregate, any particular type of foreign real property, or properties located in any particular country.

Other MBS. The Company may create or acquire interest-only MBS that have characteristics of Subordinated Interests, known as "Sub IOs." A Sub IO is entitled to no payments of principal; moreover, interest on a Sub IO often is withheld in a reserve fund or spread account and is used to fund required payments of principal and interest on the more senior tranches. Once the balance in the spread account reaches a certain level, interest on the Sub IO is paid to the holders of the Sub IO. These Sub IOs provide credit support to the senior classes, and thus bear substantial credit risk. Moreover, because a Sub IO receives only interest payments, its yield is extremely sensitive to changes in the weighted average life of the class, which in turn is dictated by the rate of prepayments (including as a result of defaults) on the underlying loans.

Real Estate Companies. The Company is authorized to invest in private placements of common stock or other securities convertible into common stock.

Purchases of Assets

During the second quarter of 1998, commencing on the completion of the Offering on April 23, 1998 and ending June 30, 1998, the Company purchased five CMBS for $73.6 million and one real estate property for $3.7 million. The Company also made two Mezzanine Investments for $25.8 million.

During the third quarter ended September 30, 1998, the Company purchased two CMBS for $29.1 million and one real estate property for $3.2 million. The Company also made two Mezzanine Investments for $22.4 million and two Mortgage Loans for $29.5 million.

During October, 1998, the Company made one Mezzanine Investment for $4.6 million and originated six Mortgage Loans for $60.6 million.

Debt Agreements

On May 15, 1998, the Company entered into two Master Loan and Security Agreements with Morgan Stanley Mortgage Capital Inc. ("Morgan Stanley") and Morgan Guaranty Trust Company of New York ("Morgan Guaranty Trust"), respectively, to provide financing for the Company's investments. On October 26, 1998, the Company terminated the agreement with Morgan Stanley at no cost to the Company. The Company made no borrowings under the Morgan Stanley agreement. As of December 31, 1998, there were $52,412,238 in borrowings outstanding under the Morgan Guaranty Trust agreement, secured by the Company's assets with an aggregate carrying value of $70,745,575 at December 31, 1998. All borrowings under the Morgan Guaranty Trust agreement were paid off on March 31, 1999, and the facility was terminated.

On August 21, 1998, the Company entered into a Master Assignment Agreement with Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Capital Services, Inc. (the "Merrill Lynch Agreement"), to provide financing for the Company's investments. The facility required assets to be pledged as collateral. As of December 31, 1998, there were $9,505,918 in borrowings outstanding under the Merrill Lynch Agreement, secured solely by a Mezzanine Investment which had a carrying value of $16,764,264 at December 31, 1998. All borrowings under the Merrill Lynch Agreement were paid off on March 25, 1999, and the facility was terminated.

On August 25, 1998, the Company entered into a Master Repurchase Agreement with Deutsche Bank Securities, Inc. (the "Deutsche Bank Agreement"), which provided financing for the Company's investments. As of December 31, 1998, there were $7,926,375 in borrowings outstanding under the Deutsche Bank Agreement, secured solely by one of the Company's BBB- rated CMBS. On February 19, 1999, the CMBS was sold, and the remaining borrowings under the Deutsche Bank Agreement were repaid.

On November 13, 1998 LLIH agreed to provide the Company with up to $40 million of unsecured subordinated indebtedness (the "LLIH Agreement"). As of December 31, 1998 borrowings outstanding under the LLIH Agreement were $9,000,000. All outstanding borrowings under the LLIH Agreement were due on March 31, 1999. On March 30, 1999, LLIH granted the Company an extension until April 5, 1999.

Repurchase of Common Stock

The Company began repurchasing shares of its Common Stock on August 6, 1998 and in total, as of December 31, 1998, had repurchased a total of 1,634,000 shares at an average price of $9.91 per share, for a total price of $16,191,994. The shares repurchased by the Company have been retired and are presented as a reduction of Common Stock and additional paid-in capital in the Company's consolidated financial statements.

Restructuring

During the third quarter of 1998, turmoil in credit markets caused a significant and unexpected widening of interest rate spreads as market interest rates for mortgage-related debt instruments increased dramatically relative to the interest rates of U.S. Treasury securities. As a result, the Company incurred substantial losses in the market value of its assets. On October 23, 1998, the Company announced that it had experienced estimated losses in its investment portfolio of $32.0 million. For the three months ended September 30, 1998, the Company recorded non-cash charges of approximately $24.0 million from marking the value of its investment portfolio to market. In addition, the Company reported losses of approximately $15.7 million for the third quarter as a result of the termination of the Company's interest rate hedges. For the three months ended December 31, 1998, the Company recorded approximately $7.6 million in losses realized upon the sale of assets and approximately $2.0 million in mark-to-market charges and changes in valuation allowances on its remaining assets.

In response, on October 21, 1998, the Board of Directors formed a special committee (the "Special Committee") to (i) review and evaluate the short term and long term strategic alternatives available to the Company and report its recommendations to the full Board of Directors and (ii) negotiate the terms of and approve any action that the Special Committee determines involves a conflict of interest with Lend Lease Corporation. Since its formation, the Special Committee has discussed and approved the restructuring of the credit facilities with Morgan Guaranty Trust and Merrill Lynch, the terms of the unsecured subordinated debt provided by LLIH and the sale of assets to repay the Company's indebtedness.

On October 23, 1998 the Company announced it was necessary to obtain temporary waivers from Morgan Guaranty Trust and Merrill Lynch to avoid being in default of tangible net worth covenants under the Company's credit facilities. The facilities were amended to provide for new credit limits, debt covenants, interest rates and maturity dates, as further discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and in "Item 8. Financial Statements and Supplementary Data".

The Company announced on November 13, 1998 that it had reached an agreement with its lenders to restructure its credit facilities, dispose of certain assets and that it would cease acquiring new investments. The Board of Directors then commenced a review of the strategic alternatives available with respect to the Company's remaining assets. In connection with the credit facility restructurings, LLIH agreed to provide the Company with up to $40 million of unsecured subordinated indebtedness.

The dramatic increase in interest rates spreads on mortgage-related debt instruments also meant that fulfilling the Company's existing whole Mortgage Loan commitments would be impracticable. The resale value of the Mortgage Loans underlying such commitments had fallen significantly, rendering any subsequent resale or securitization of such loans unprofitable. In October, the Company began discussions with borrowers that had Mortgage Loans from the Company under commitment. The Company was able to negotiate terminations of several commitments. These terminations required the Company to pay third party costs, legal costs and in many cases, a fee to the borrower. As a result of these terminations, the Company realized losses of $1,116,400 on the termination of $59,315,000 in Mortgage Loan commitments during the fourth quarter.

Sales of Assets

During the fourth quarter ended December 31, 1998, the Company sold two CMBS for $13.8 million resulting in a loss of $1.1 million and seven Mortgage Loans for $68.8 million resulting in a loss of $5.3 million. Subsequent to December 31, 1998, the Company accepted a discounted payoff of its remaining Mortgage Loan for $15.1 million resulting in a realized loss of $798,000, all of which was recognized in 1998.

In February, 1999 the Company sold a CMBS for $8.8 million resulting in a realized loss of $0.6 million, of which $0.5 million was recognized in 1998. The proceeds were used to repay borrowings under the Deutsche Bank Agreement.

The amended credit facilities and LLIH Agreement provided the Company with the necessary liquidity in the short term to fund its Mortgage Loan commitments, meet margin calls and hold investments. In order to meet the Company's restructured debt maturities and hedging liabilities, the Company began marketing a package of investments in early March 1999. On March 31, 1999 the sale of a package of CMBS was completed. The total proceeds were $39.0 million, resulting in a realized loss of $13.6 million, of which $11.2 million was recognized in 1998. The Company used the proceeds to repay in full its borrowings from Morgan Guaranty Trust. In connection with its sale of investments on March 31, 1999, the Company entered into an agreement to sell a Mezzanine Investment to GMAC Commercial Mortgage Corporation ("GMAC"). The agreement allows the Company to repurchase the investment no later than April 1, 2000 (transaction referred to hereafter as the "GMAC Repo"). The GMAC Repo is expected to close no later than April 5, 1999, and will generate proceeds of $10.5 million. The Company paid a fee of $105,000 in connection with the GMAC Repo. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment if the Company repurchases the investment prior to October 1, 1999. After October 1, 1999, the repurchase price is fixed at $9.6 million. The Company will use the proceeds of the GMAC Repo to repay borrowings from LLIH and to meet its remaining corporate obligations, which primarily consist of hedging liabilities.

On March 25, 1999, the Company sold a 51,388 square foot office complex located in Atlanta, Georgia. Proceeds of the sale were $3.8 million, resulting in a realized loss of approximately $258,000, all of which was recognized in 1998.

Competition.

The Company is engaged in a business that has become increasingly competitive as more companies enter the market. In acquiring real estate related assets generally, the Company competes with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds and other lenders and other entities purchasing similar assets, many of which have established operating histories and procedures, may have access to greater capital and other resources and may have other advantages over the Company in conducting certain businesses and providing certain services.

Conflicts of Interest.

The Company is subject to conflicts of interest involving the Manager. In addition to the Management Agreement, the Company has a number of relationships with the Manager and its affiliates, some of which may give rise to conflicts of interest. Transactions that may give rise to a conflict of interest between the Company's shareholders and the Manager include, but are not limited to, borrowings under the LLIH Agreement and the sale of assets to repay such indebtedness the re-negotiation of the Management Agreement between the Company and the Manager, the Company's origination of a Mortgage Loan for a client of the Manager, the Company's investment in a joint venture with a client of the Manager, the hiring of an affiliate of the Manager to manage or develop a property owned by the Company, and the Company's purchase or sale of assets from the Manager or its affiliates.

The market in which the Company purchases assets is characterized by rapid evolution of products and services and, as a result, there may, currently or in the future, be relationships between the Company, the Manager, and affiliates of the Manager in addition to those described herein.

Officers and Directors. The executive officers of the Company are officers and employees of the Manager. A majority of the Company's directors have no business affiliations with the Manager ("Independent Directors"), but were initially selected by the Manager. Matthew L. Banks, the Chairman of the Board, is Chief Executive Officer of the Manager. Kurt L. Wright, the President and Chief Executive Officer and a Director of the Company, is an Executive Vice President of the Manager.

Role of Independent Directors. The relationships between the Company, on the one hand, and the Manager and its affiliates, on the other, is governed by policy guidelines that have been approved by a majority of the Independent Directors. The guidelines establish certain parameters for the operations of the Company, including quantitative and qualitative limitations on the Company's assets that may be acquired. The guidelines are intended to assist and instruct the Manager and to establish restrictions applicable to transactions with affiliates of the Manager. Transactions with affiliates of the Manager must be approved by a majority of the Independent Directors. The Independent Directors will, however, review the Company's transactions on a quarterly basis to ensure compliance with the guidelines.

In addition, the Special Committee, which is made up solely of Independent Directors, was established to negotiate the terms of and approve any action by the Company that the Special Committee determines involves a conflict of interest with Lender Lease Corporation. Harald R. Hansen, Elizabeth Kennan and
W. J. Smith were appointed to serve on the Special Committee. The Special Committee has engaged Alston & Bird LLP as its independent counsel and Chase Securities, Inc. as its independent financial advisor. Each of the members of the Special Committee was paid $4,500 in additional Board fees in 1998 for service on the Special Committee.

Although the Independent Directors review the guidelines periodically and monitor compliance with those guidelines, investors should be aware that, in conducting this review, the Independent Directors rely primarily on information provided to them by the Manager.

If the Independent Directors determine in their periodic review of transactions that a particular transaction does not comply with the guidelines, then the Independent Directors will consider what corrective action, if any, can be taken. Moreover, if transactions are consummated that deviate from the guidelines, then the Independent Directors will have the option, under the terms of the Management Agreement, to terminate the Manager. In such event, a termination fee will be owed to the Manager unless the Manager's actions demonstrate bad faith, willful misconduct, gross negligence or reckless disregard of its duties.

Management Agreement.

The Company entered into the Management Agreement with the Manager for an initial two-year term expiring on April 28, 2000. Thereafter, successive extensions, each for a period not to exceed 24 months, may be made by agreement between the Company and the Manager, subject to the affirmative vote of a majority of the Independent Directors. The Company may terminate, or decline to extend the term of, the Management Agreement without cause at any time after the initial term upon 60 days written notice by a majority vote of the Independent Directors; provided that the Company shall pay the Manager a termination fee equal to the sum of the base management fee and incentive management fee, if any, earned with respect to the immediately preceding four fiscal quarters. This requirement may adversely affect the Company's ability to terminate the Manager without cause. In addition, Independent Directors of the Company may terminate the Management Agreement upon the occurrence of certain specified events, including a material breach by the Manager of any provision contained in the Management Agreement, without the payment of any termination fee. If the Management Agreement is terminated for any reason, LLIH will have certain registration rights with respect to its Common Stock.

The Manager at all times is subject to the supervision of the Company's Board of Directors and has only such functions and authority as the Company may delegate to it. The Company relies on the Manager's expertise in six principal areas: (i) portfolio management; (ii) equity acquisition and loan origination; (iii) equity asset management; (iv) interim servicing; (v) special servicing; and (vi) monitoring servicing. The Manager is responsible for the day-to-day operations of the Company and performs (or causes to be performed) such services and activities relating to the assets and operations of the Company as may be appropriate.

ASSET MANAGEMENT FEE. The following table presents all compensation, fees and other benefits (including reimbursement of certain out-of-pocket expenses) that the Manager may earn or receive under the terms of the Management Agreement. There are no caps on any category of such compensation, fees or benefits payable under the Management Agreement.

             FEE                                                                  RECIPIENT    PAYOR
             ---                                                                  ---------    -----
             Quarterly base management fee(1) equal to the following:
               For the first four fiscal
                 quarters commencing with the
                 fiscal quarter ended June
                 30, 1998                       1.00% per annum of the Average
                                                Invested Assets(2) of the
                                                Company.......................    Manager     Company
               During each fiscal quarter
                 thereafter.............        0.85% per annum of the
                                                Average Invested Assets up to
                                                $1 billion....................    Manager     Company
                                                0.75% per annum of the
                                                Average Invested Assets from
                                                $1 billion to $1.25 billion...    Manager     Company
                                                0.50% per annum of the
                                                Average Invested Assets in
                                                excess of $1.25 billion.......    Manager     Company
          Quarterly non-cumulative incentive management fee based on the amount, if any, by which the Company's Funds From
            Operations(3) and certain net gains exceed a hurdle
            rate(4)............................................................   Manager     Company
          Termination fee equal to the sum of the base management fee and incentive management fee, if any, earned during the
            immediately preceding four fiscal quarters.........................   Manager     Company
          Reimbursement of out-of-pocket expenses of the Manager paid to
            third parties(5)...................................................   Manager     Company


----------------------------
(1) Intended to cover the Manager's costs in providing management services to the Company. In connection with renewal and re-negotiation of the Management Agreement, the Board of Directors of the Company may adjust the base management fee in the future to align it more closely with the Manager's actual costs of providing such services. The Manager will pay a portion of this fee to Lend Lease Hyperion Capital Advisors, LLC for sub-management services performed on behalf of the Company.
(2) The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including a proportionate amount of the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar non-cash reserves less (i) un-invested cash balances and (ii) the book value of the Company's CMO liabilities, computed by dividing (a) the sum of such values for each of the three months during such quarter (based on the book value of such assets as of the last day of each month) by (b) three.
(3) The term "Funds From Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after deduction of preferred stock dividends, if any, and similar adjustments for unconsolidated partnerships and joint ventures. Funds From Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

(4) The quarterly incentive management fee is equal to the product of (A) 25% of the dollar amount by which (1) (a) Funds From Operations (before the incentive fee) of the Company for the applicable quarter per weighted average number of shares of Common Stock outstanding plus (b) gains (or minus losses) from debt restructuring or sales of assets not included in Funds From Operations of the Company for such quarter per weighted average number of shares of Common Stock outstanding, exceed (2) an amount equal to
    (a) the weighted average of the price per share at the initial offering and the prices per share at any secondary offerings by the Company multiplied by
    (b) 25% of the sum of the Ten-Year U.S. Treasury Rate plus four percent, and (B) the weighted average number of shares of Common Stock outstanding. Because this amount is based on the income of the Company, it is not currently determinable. The quarterly incentive fee is non-cumulative. As used in calculating the Manager's compensation, the term "Ten-Year U.S. Treasury Rate" means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, any Federal Reserve Bank or agency or department of the federal government selected by the Company. If the Company determines in good faith that the Ten-Year U.S. Treasury Rate cannot be calculated as provided above, then the rate shall be the arithmetic average of the per annum average yields to maturities, based upon closing asked prices on each business day during a quarter, for each actively traded marketable U.S. Treasury fixed interest rate security with a final maturity date not less than eight nor more than twelve years from the date of the closing asked prices as chosen and quoted for each business day in each such quarter in New York City by at least three recognized dealers in U.S. government securities selected by the Company.
(5) There is no cap on the reimbursement of out-of-pocket expenses.

The ability of the Company to generate Funds from Operations in excess of the Ten-Year U.S. Treasury Rate, and of the Manager to earn the incentive compensation described in the above table, is dependent upon the level and volatility of interest rates, the Company's ability to react to changes in interest rates and to utilize successfully the operating strategies described herein, and other factors, many of which are not within the Company's control.

The management fees are payable in arrears. The Manager's base and incentive fees will be calculated by the Manager within 45 days after the end of each quarter, and such calculation will be promptly delivered to the Company. The Company is obligated to pay such fees and expenses within 60 days after the end of each fiscal quarter.

The Manager is expected to use the proceeds from its base management fee and incentive compensation in part to pay compensation to its officers who, although they also are officers of the Company, will receive no cash compensation directly from the Company. During 1998, the Manager earned $1,096,562 in base management fees and no incentive fees. There were no out-of-pocket expenses that the Company had to reimburse the Manager.

Option Plan

Eligibility and Awards. All employees (including officers), directors and others providing services to the Company, as well as the Manager and employees (including officers) and directors of the Manager (collectively, the "Eligible Recipients"), will be eligible to receive stock options at the discretion of the Compensation Committee of the Board of Directors. In addition, 80% of the options remaining in the option plan following the initial grant of options to the Manager have been set aside for future option grants to the Manager. Such reserve does not guarantee that the Manager will be granted such options. The Compensation Committee will be authorized to determine which Eligible Recipients shall receive options, and the terms and conditions on which options shall be granted. The Compensation Committee may grant options to employees of the Manager, subject to certain limits described in the option plan. Options granted pursuant to the option plan will be nonqualified stock options. Options granted to individuals pursuant to the option plan generally are not transferable except by will or by the applicable laws of descent and distribution. The Manager may transfer its options to any other Eligible Recipient. Grants of options under the option plan to persons or entities other than employees and directors of the Company may result in a charge against the Company's earnings for financial reporting purposes under GAAP. Any such charge to earnings will be recognized over the period during which such options become exercisable.

The Company has a stock option plan for the Company's executive officers and the Manager, which provides for the issuance of up to 2,500,000 shares of Common Stock. At the closing of the Offering, the Company granted the Manager a fully vested option to purchase 1,166,667 shares of Common Stock exercisable at the Offering price of $15.00 per share. The Manager received the stock option as compensation for its efforts in completing the Offering. The Manager granted a portion of its options to the individual officers of the Company. One-fourth of the Manager's options become exercisable on each of the first four anniversaries of the Offering. Unless exercised, these options expire in 2008.

The underwriters sold in the Offering 79,586 shares of Common Stock to directors and officers of the Company and the Manager for $15.00 per share. Pursuant to the Company's Directed Share Program, such individuals were granted an option to purchase one share of Common Stock for each share purchased in the Offering at an exercise price of $15.00 per share. One-fifth of the options became exercisable immediately, and one-fifth of the options become exercisable on each of the first four anniversaries of the Offering. Unless exercised, these options expire in 2008.

Exercise Price and Exercisability. The exercise price of all options will be not less than 100% of the fair market value of the Common Stock subject to the options on the date of grant. All options will become exercisable as determined by the Compensation Committee at the time of the award. Options granted under the plan generally will be exercisable in five equal installments on the date of grant and each of the four anniversaries of the date of grant. The exercise price of an option may be paid by any one or more of the following: (i) cash or certified check, (ii) shares of Common Stock held more than six months, (iii) cancellation of any indebtedness owed by the Company, (iv) a full-recourse promissory note, if approved by the Committee or (v) a "cashless" exercise pursuant to a sale through a broker of all or a portion of the shares covered by the option.

Termination of Employment. If an Eligible Recipient's affiliation with the Company is terminated for cause or if such Eligible Recipient terminates his affiliation voluntarily, all of such Eligible Recipient's unexercised options will terminate immediately upon such termination. Except as otherwise determined by the Compensation Committee, if an Eligible Recipient has a termination of affiliation because of death or total and permanent disability or for any other reason (other than a voluntary termination or a termination for cause), all of such Eligible Recipient's unexercised options may be exercised by the Eligible Recipient or his beneficiary or legal representative to the extent such options are or become exercisable in accordance with their terms during the shorter of
(i) the one-year period following the Eligible Recipient's death or total and permanent disability or, if longer, a period to be determined by the Board acting in its absolute discretion or (ii) the period of the remaining life of the option. If an Eligible Recipient has a termination of affiliation for any reason other than death, total and permanent disability, a voluntary termination or a termination for cause, all of such Eligible Recipient's unexercised options may be exercised by the Eligible Recipient on the date of such termination or during the 90 day period immediately following such termination or, if less, during the remaining life of the option. Upon termination of the Manager, all options granted to employees of the Manager will become immediately exercisable for a period of 90 days from such termination.

Amendment and Termination. The Board of Directors generally may amend the option plan at any time, except that approval by the Company's shareholders will be required for any amendment that increases the aggregate number of shares of Common Stock that may be issued pursuant to the option plan, that materially changes the class of persons eligible to receive such options, that extends the maximum option term or that decreases the exercise price of any option to less than the fair market value of the Common Stock on the date of grant. Shares of Common Stock subject to options that expire, are terminated or otherwise are surrendered to the Company will be available for issuance in connection with future awards under the option plan. No option term may exceed ten years from the date of grant, and no option grant may be made under the option plan after the tenth anniversary of the date the option plan was adopted by the Board of Directors.

Limits of Responsibility

Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of the Company's Board of Directors in following or declining to follow its advice or recommendations. In addition, the Manager does not owe any fiduciary duties to the Company and its shareholders. The Manager, its directors and its officers are not liable to the Company, any subsidiary of the Company, the Independent Directors, the Company's shareholders or any subsidiary's shareholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. The Company has agreed to indemnify the Manager, its directors and its officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of the Manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

The Management Agreement does not limit or restrict the right of the Manager or any of its officers, directors, employees or affiliates from engaging in any business or rendering services of any kind to any other person, including the purchase of, or rendering advice to others purchasing, assets that meet the Company's policies and criteria.

Employees.

As of December 31, 1998, the Company had no employees. The Company is managed by the Manager. The Company is not party to any collective bargaining agreement.

REIT Status.

The Company plans to make an election to be taxed as a REIT under the Code, commencing with its first REIT taxable year ended on December 31, 1998. The Company believes that it qualifies for taxation as a REIT and therefore will not be subject to federal corporate income tax on net income that it distributes currently.

To qualify as a REIT under the Code, the Company must meet several requirements regarding, among other things, the ownership of its outstanding stock, the sources of its gross income, the nature of its assets, and the levels of distributions to the shareholders. These requirements are highly technical and complex, and the Company's determination that it qualifies as a REIT requires an analysis of various factual matters and circumstances that may not be entirely within the Company's control. Accordingly, there can be no assurance that the Company has qualified or will remain qualified as a REIT.

If the Company fails to qualify for taxation as a REIT in any taxable year, and certain relief provisions of the Code do not apply, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to the Company's shareholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. In such event, to the extent of the Company's current and accumulated earnings and profits, all distributions to shareholders will be taxable as ordinary income and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, the Company also will be disqualified from taxation as a REIT for the four taxable years following the year during which the Company ceased to qualify as a REIT. It is impossible to predict whether the Company would be entitled to such statutory relief.

INVESTMENT PORTFOLIO.

The Company was organized to invest in commercial and multifamily mortgage and real estate related assets sourced, managed and actively serviced through the Manager's offices located in major metropolitan markets throughout the United States. As of December 31, 1998, the Company's real estate related investments included $71,567,475 of CMBS, $44,374,346 of Mezzanine Investments, a $15,150,400 Mortgage Loan and $7,294,583 of real estate investments. The CMBS and Mezzanine Investments were recorded at the lower of cost or fair value in order to recognize impairment losses. The Mortgage Loan and real estate investments were also recorded at the lower of cost or fair value since they were held for sale at December 31, 1998. During the year, the Company acquired $18,423,411 in additional CMBS and $68,826,722 in additional Mortgage Loans. These investments were sold before year-end and resulted in realized losses of $1,124,753 on the sale of CMBS, and $5,325,524 on the sale of Mortgage Loans. In addition, the Company incurred a loss of $1,116,400 on the termination of Mortgage Loan commitments.

Commercial Mortgage-Backed Securities.

During 1998, the Company acquired $127,077,975 in CMBS investments. Prior to December 31, 1998, the Company sold $18,928,000 of its CMBS resulting in a realized loss of $1,167,179. The Company recorded impairment losses on the remainder of its CMBS in the amount of $16,676,570 at December 31, 1998.

The following table shows the Company's CMBS portfolio as of December 31, 1998.

                               Weighted                                                                 Estimated
                               Average         Amortized          Impairment       Amortized Cost         Fair
Security Rating                 Life             Cost               Losses            Adjusted            Value
---------------                               -----------        -----------       --------------      -----------
CMBS:
  BBB-                          7/7/12        $ 9,452,762        $   541,562        $ 8,911,200        $ 8,911,200
  BB+                           2/6/13         15,861,815          2,922,753         12,939,062         12,939,062
  BB                           6/30/12         20,658,847          3,490,551         17,168,296         17,168,296
  BB-                          4/26/13          4,368,958            951,933          3,417,025          3,417,025
  B                             7/7/11         32,282,831          6,815,014         25,467,817         25,467,817
  B-                           4/26/13          2,808,723            674,162          2,134,561          2,134,561
  Unrated                      4/26/13          2,810,109          1,280,595          1,529,514          1,529,514
                                              -----------        -----------        -----------        -----------

Total ..............................          $88,244,045        $16,676,570        $71,567,475        $71,567,475
                                              ===========        ===========        ===========        ===========

The Company's investments in CMBS are supported by mortgage loans on the following property types and are located in the following regions:

                Property Type                 %                        Region            %
                -------------                ---                      --------          ---
                   Hotel                      28                      Northeast          34
                   Retail                     21                      West               30
                   Other                      21                      Southeast          24
                   Office                     13                      Midwest            12
                   Multifamily                11
                   Industrial                  6

From January 1, 1999 to March 31, 1999 the Company has sold certain of its CMBS investments. The total proceeds from the sales were $47.8 million resulting in a realized loss of $14.2 million, of which $11.7 million was recognized in 1998.

Mezzanine Investments.

As of December 31, 1998, the Company's Mezzanine Investments consisted of the following:

                                                                                                                       Estimated
Underlying        Interest     Maturity      Amortization     Face          Amortized     Impairment    Carrying       Fair
Security          Rate         Date          Period           Value         Cost          Loss          Value          Value
--------------    --------     ------------  --------------   ------------  ------------  ------------  ------------   -----------
Office            12.00%        05/01/2007    Interest Only    $21,000,000   $24,635,473   $ 4,260,059   $20,375,414   $21,000,000
Hotel             11.77% *      06/30/2003    Interest Only     19,647,200    19,722,940     2,958,676    16,764,264    16,764,264
Multi-family      10.63% **     08/01/2008       10 years        2,800,000     2,746,565       372,308     2,374,257     2,374,257
Retail             9.69% *      05/01/2005      7.5 years        4,570,896     4,488,901       459,590     4,029,311     4,029,311
Other             10.57% **     07/01/2008       10 years        1,000,000       975,958       144,858       831,100       831,100
                                                               -----------   -----------   -----------   -----------   -----------

Total                                                          $49,018,096   $52,569,837   $ 8,195,491   $44,374,346   $44,998,932
                                                               ===========   ===========   ===========   ===========   ===========

* Interest rates are for year ended December 31, 1998 however, these interest rates are adjustable from period to period.
** Interest rates represent the stated coupon rates written into the contract.
   The yield to maturities for the multi-family and other underlying security are 12% and 11.82% respectively.

The Company's $19,647,200 Mezzanine Investment is a British pounds Sterling loan. The Company purchased the investment for L.11.98 million. Interest on the loan is based on Sterling Libor ("Base Rate") plus 4.00%. The exchange rate at the date of investment was 1.64 dollars per pound. In order to reduce the risk of foreign currency exchange rate fluctuations, the Company entered into a foreign currency swap arrangement with Merrill Lynch Capital

Services, Inc. The swap arrangement provides the Company with an exchange rate of $1.64 per pound on the return of its principal regardless of exchange rate fluctuation. The swap arrangement also converts the Base Rate to US$ Libor minus 0.06% regardless of movements in the Sterling Libor. The Company is subject to foreign currency risk on the spread portion (4.00%) of the quarterly interest payments. The market value of the currency swap at December 31, 1998 was a liability of $242,000. The foreign currency swap arrangement expires on the maturity date of the related loan.

Mortgage Loans.

As of December 31, 1998, the Company's investment in Mortgage Loans consisted of White Station Tower, first Mortgage Loan in the amount of $16,000,000 that closed in July 1998. The loan is a 10-year loan on which principal and interest are paid monthly at an annual interest rate of 7.11%. The collateral is a 278,000 square foot office building in Memphis, Tennessee. As of December 31, 1998, the loan was recorded at its negotiated payoff amount. A discounted pay off was accepted on January 4, 1999 for $15,150,400, resulting in a realized loss of $797,810.

Real Properties.

As of December 31, 1998, the Company's investment in real property consisted of the following:

LAKESIDE PLAZA - In June 1998, the Company acquired a 72,829 square foot, specialty retail and commercial center located in Stockton, California for $3,675,000. The property was originally built in 1981. The property consists of one single tenant store anchored by a 26,000 square foot Marshall's and a multi-tenant strip retail building. The multi-tenant building contains one level of storefronts on the north side and two levels of storefronts on the south side containing an additional 46,829 square feet. The total site is 4.39 acres.

BRYARWOOD 85 - In September 1998, the Company acquired a 51,388 square foot office complex located in Atlanta, Georgia for $4,058,500. The property has two buildings, each occupied by one tenant. The largest building is 44,974 square feet and is occupied by BellSouth. The second building is 6,414 square feet and is occupied by MCG Communications. The property was originally built in 1969. In 1998 the property underwent improvements to complete an ADA ramp and restroom, exterior stucco was repainted and repaired, a new built-up roof system was completed and the electrical supply to the property was upgraded. The property was sold on March 25, 1999 for $3.8 million, resulting in a realized loss of $258,000, all of which was recognized in 1998.

At December 31, 1998, the Company's investments in real estate are held for sale. Accordingly, the Company wrote down its investments in real estate to estimated fair value and recognized an impairment loss of $447,505. The Company's ability to hold its real estate investments has been negatively affected by the recent turmoil in the financial markets and its effect on the value of the property, along with the restructuring of its debt agreements.

Minimum future rentals to be received on real estate properties under leases in effect as of December 31, 1998 are as follows:

                                                  (In Thousands)
Property            1999        2000        2001      2002      2003   Thereafter    Total
---------           ----        ------      ----      ----      ----   ----------   -------

Lakeside Plaza      $  415      $  398      $234      $ 66      $ 58      $ 41      $1,212
Bryarwood 85           697         718       739       761       432       339       3,686
                    ------      ------      ----      ----      ----      ----      ------

Totals              $1,112      $1,116      $973      $827      $490      $380      $4,898
                    ======      ======      ====      ====      ====      ====      ======

The major tenants occupying more than ten percent of leasable space at each of the Company's real estate properties are as follows:

Property                   Major Tenants             Percentage of Leasable Space
--------                   -------------             ----------------------------
Lakeside Plaza             Marshall's                              35.7%
                           California Fitness                      12.4%
Bryarwood 85               BellSouth                               87.5%
                           MGC Communications                      12.5%

Item 2.  Properties.

The Company does not maintain any offices. It relies on the facilities of the Manager. In addition, reference is made to the section captioned "Business - Real Properties" in Item 1, which is incorporated by reference herein.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded under the symbol "CHAS" on the Nasdaq Stock Market. Below is a table of the high and low sale prices for the Common
Stock during the three quarters of 1998 after the Offering on April 23, 1998.

               Quarter                  High              Low
               2nd qtr. 98             $15.50             $12.88
               3rd qtr. 98              13.38               7.75
               4th qtr. 98              10.88               2.53

On March 30, 1999, the Company's Common Stock closed at $5.38 per share. As of March 30, 1999 there were approximately 10 shareholders of record (including holders who were nominees for a number of beneficial shareholders) of the Company's Common Stock.

During 1998, the Company paid total dividends of $0.41 per share. A $0.09 per share dividend was declared for shareholders of record on June 30, 1998 and paid on July 15, 1998. A $0.32 per share dividend was declared for shareholders of record on September 30, 1998 and paid on October 15, 1998. On November 13, 1998, the Company announced that the fourth quarter dividend had been suspended. Under its borrowing arrangements with Morgan Guaranty Trust and LLIH, the Company is allowed to pay distributions only to meet the requirements of a REIT. The Company was not required to pay any dividends in the fourth quarter of 1998 due to net taxable losses incurred for the year.

Item 6.  Selected Financial Data.

The following sets forth selected financial data for the entire year ended December 31, 1998 and selected quarterly financial data for the year ended December 31, 1998:

                              YEAR ENDED          QTR ENDED           QTR ENDED           QTR ENDED          QTR ENDED
                              31-DEC-98           31-DEC-98           30-SEP-98           30-JUN-98          31-MAR-98
                            -------------       -------------       -------------       ------------        ------------
Total revenue               $   9,374,394       $   4,406,914       $   3,595,081       $  1,372,399
Net income (loss)             (45,671,695)         (7,605,299)        (38,169,032)           102,636
Net income (loss)
  per common share                  (5.54)              (1.03)              (4.46)               .01
Total assets                  154,512,426       $ 154,512,427         182,752,533        127,455,082          $  1,000
Cash distributions
  per share                 $         .41       $          --       $         .32       $        .09          $     --

The above selected financial data for the 1998 should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company's consolidated financial condition, results from operations, and capital resources and liquidity should be read in conjunction with the Financial Statements and related Notes included in Item 8.

Capital Resources and Liquidity.

Liquidity is the ability for the Company to meet its cash requirements including any ongoing commitments, borrowings, shareholder distributions, lending and general business activities. The Company's source of liquidity during the period ended December 31, 1998 consisted of net proceeds from the Offering, borrowings under the Master Loan and Security agreement with Morgan Guaranty Trust (the "Morgan Guaranty Trust Agreement"), borrowings under the Merrill Lynch Agreement, borrowings under the LLIH Agreement and repurchase financing from the Deutsche Bank Agreement. The net proceeds from the Offering were $102,951,000.

From the date of the Offering until the funds were invested in real estate assets, the Offering proceeds were held in a short-term investment account earning an annualized yield of 6.15%. Once the Offering proceeds were fully invested, the Company began to utilize the Master Loan and Security Agreement that was established with Morgan Guaranty Trust in the amount of $450,000,000, the Merrill Lynch Agreement in the amount of $35,000,000 and the Deutsche Bank Agreement, with unlimited transactions subject to the approval of both Deutsche Bank and the Company. After the Company's disclosure in October 1998 that it would need to restructure its debt in order to avoid default status under the debt covenants with Merrill Lynch and Morgan Guaranty Trust, the Company negotiated amendments to both lines. The Morgan Guaranty Trust debt had two amendments dated November 13, 1998 and January 29, 1999, respectively. The first amendment reduced the available line of credit to $90,000,000 until January 31, 1999 and $50,000,000 thereafter. The interest rate was increased to 150 basis points over Libor until December 31, 1998 and 200 basis points over Libor until March 31, 1999, the new termination date. The second amendment reduced the required cash on hand by the Company from $10,000,000 to $5,000,000. On February 8, 1999, Morgan Guaranty Trust agreed to a waiver of the Maintenance of Interest Coverage Ratio, one of its debt covenants, for the fourth quarter of 1998. The Merrill Lynch Agreement has been amended three times, first on October 23, 1998, second on January 27, 1999 and third on February 25, 1999. The first amendment granted an extension for repayment until January 31, 1999. The second amendment increased the borrowing rate to 500 basis points over Libor, reduced the line to $8,005,918 and extended the maturity date until February 26, 1999. The third amendment extended the maturity date until March 25, 1999. As a result of a cross-default clause in the Merrill Lynch Agreement, the Company obtained a waiver from Merrill Lynch of its failure to meet the Maintenance of Interest Coverage Ratio in the Morgan Guaranty Trust Agreement.

During the fourth quarter, the Company also entered into a unsecured subordinated debt agreement in the amount of $40,000,000 with LLIH. The debt originally matured on March 31, 1999, but has been extended to April 5, 1999, and has an annual interest rate of 14% until January 31, 1999 and 16% thereafter. As a result of a cross-default clause in the LLIH Agreement, the Company obtained a waiver from LLIH of its failure to meet the Maintenance of Interest Coverage Ratio in the Morgan Guaranty Trust Agreement. As of December 31, 1998, the Company had an outstanding balance of $9,000,000 under the LLIH Agreement.

As a result of the turmoil in the credit markets during the third and fourth quarter 1999, the Company cancelled its treasury lock positions and incurred a liability of $13,070,685.

In order to meet the Company's liquidity needs in early 1999, the Board of Directors, on January 25, 1999, approved a plan of action to sell a portion of the Company's assets in order to meet the Company's outstanding obligations. On February 19, 1999, the Company sold a CMBS for total proceeds of $8.8 million. The proceeds were used to repay the Company's indebtedness under the Deutsche Bank Agreement. On March 31, 1999, the Company completed the sale of the package of CMBS. The total proceeds from the sale were $39.0 million. The Company used the proceeds to repay its borrowings from Morgan Guaranty Trust. In connection with its sale of investments on March 31, 1999, the Company entered into an agreement to sell a Mezzanine Investment to GMAC. The agreement allows the Company to repurchase the investment no later than April 1, 2000. The GMAC Repo is expected to close no later than April 5, 1999, and will generate proceeds of $10.5 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment if the Company repurchases the investment prior to October 1, 1999. After October 1, 1999, the repurchase price is fixed at $9.6 million. The Company will use the proceeds of the GMAC Repo to repay borrowings from LLIH and to meet its remaining corporate obligations, which primarily consist of hedging liabilities.

The Company has paid off and terminated all of its existing credit facilities with the exception of $8.5 million outstanding to LLIH, which is expected to be repaid on April 5, 1999 with the proceeds of the GMAC Repo. The Company's remaining material liability is $10.9 million of accrued losses on terminated forward Treasury locks. $5.9 million of this liability is due on April 30, 1999, and $5.0 million is due on July 2, 1999. The Company believes its net working capital and net operating cash flow will be sufficient to meet all of the Company's remaining hedging liabilities.

Working Capital Reserves.

At December 31, 1998 the Company had $11,957,616 in cash and short-term investments. Included in the November 1998 debt restructuring were covenants requiring the Company to maintain a minimum cash balance of $10,000,000. These covenants were included in its borrowing agreements with Morgan Guaranty Trust and Merrill Lynch. As of January 31, 1999, the covenants were amended requiring the Company to maintain a minimum balance of $5,000,000. The excess cash was used to reduce its outstanding debt. As of March 31, 1999, the minimum cash requirements were terminated with the termination of the Morgan Guaranty Trust Agreement.

Financial Condition.

Securities available-for-sale. Due to uncertainty of the Company's ability to hold its CMBS investments until the cost of the CMBS could be recovered, the Company determined that the decline in the market value of its CMBS below amortized cost for the year ended December 31, 1998 was other than temporary. Accordingly, the Company wrote down its investment in CMBS to fair value and recognized an impairment loss of $16,676,570 for the year ended December 31, 1998. The Company sold two CMBS holdings during the fourth quarter for $13,823,912, resulting in a realized loss of $1,167,179. On March 31, 1999, the Company sold $39.0 million of CMBS in order to repay its obligations under its borrowing agreements.

Mezzanine Investment Portfolio. Due to the uncertainty of the Company's ability to hold the Mezzanine Investments until the cost of the loans could be recovered, the Company determined that the decline in the market value of the loans below amortized cost was other than temporary. Accordingly, the Company wrote down its investments in Mezzanine Investments by $8,195,491 for the year ended December 31, 1998. In connection with its sale of CMBS on March 31, 1999, the Company entered into an agreement to sell a Mezzanine Investment to GMAC. The agreement allows the Company to repurchase the investment no later than April 1, 2000. The GMAC Repo is expected to close no later than April 5, 1999, and will generate proceeds of $10.5 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment if the Company repurchases the investment prior to October 1, 1999. After October 1, 1999, the repurchase price is fixed at $9.6 million. The Company will use the proceeds of the GMAC Repo to repay borrowings from LLIH and to meet its remaining corporate obligations, which primarily consist of hedging liabilities.

Mortgage Loan Portfolio. Due to the uncertainty of the Company's ability to hold its Mortgage Loans until the cost of the loans could be recovered and due to the restructuring of its debt agreements, the Company focused on selling or terminating its Mortgage Loans and Mortgage Loan commitments during the fourth quarter of 1998. As a result, the Company was able to sell or terminate all of its loan commitments and all but one of its Mortgage Loans. The activity resulted in realized losses of $6,441,924 for the year ended December 31, 1998. The one remaining Mortgage Loan was sold on January 4, 1999 at a loss of $797,810. This loss was recognized by the Company as an operating loss for the year ended December 31, 1998.

Real Estate Investments. At December 31, 1998, the Company's two real estate investments were considered held for sale. Preliminary offers determined that the values of the properties were less than book value. Thus, the properties were written down by $447,505 as of December 31, 1998. The Company's ability to hold its real estate investments had been negatively affected by the turmoil in the financial markets and its effect on the value of the property and the Company's cost of capital, along with the restructuring of its debt agreements. On March 25, 1999 the Company sold one real estate investment for $3.8 million in order to meet its debt obligations.

Short-term borrowings. During the fourth quarter of 1998, the Company obtained additional financing from LLIH and restructured its credit facilities with Morgan Guaranty Trust and Merrill Lynch, as further discussed in "Liquidity and Capital Resources" and in the footnotes to the Company's consolidated financial statements as of and for the year ended December 31, 1998 included herein. The Company used its short-term borrowing arrangements to finance its investments in certain CMBS, Mortgage Loans and Mezzanine Investments. As of December 31, 1998, the Company had short-term borrowings totaling $78,844,531. The total amount was comprised of:

Loan Facility            Amount Borrowed          Assets Pledged
-------------            ---------------          --------------

Morgan Guaranty           $ 52,412,238            Bear Stearns, GSMS 1998-GLII G, ASC 1996-MD6B1 bonds
Merrill Lynch              $ 9,505,918            Savoy Mezzanine Investment
Deutsche Bank              $ 7,926,375            GMAC 1998-C1 F
LLIH                       $ 9,000,000            Unsecured

Treasury locks payable. As a result of the turmoil in the credit market during the fourth quarter of 1998 and the Company's failure to comply with its debt agreements, the Company determined that its ability to obtain long-term fixed rate financing is not probable. The turmoil also created uncertainty as to the Company's ability to hold its investments. Accordingly, the Company discontinued hedge accounting for its Treasury locks and incurred a loss of $13,070,685 on these agreements. As part of its debt restructuring on November 13, 1998, the Company paid $2,390,000 to settle its Treasury locks payable with

Merrill Lynch. The remaining amounts payable and dates due are provided in the table below. On January 27, 1999, the Company canceled an interest rate collar at a cost of $265,000.

                                        Amount Due      Due Date
                                        ----------      --------

Salomon Brothers Holding Co., Inc.      $4,771,187      April 30, 1999
Morgan Guaranty Trust                   $1,149,570      May 3, 1999
Morgan Guaranty Trust                   $5,034,953      July 2, 1999

Shareholders' Equity. Shareholders' equity increased by $124,022,858 as a result of the Offering on April 23, 1998. The increase was primarily offset by 1,634,000 shares of Common Stock repurchased by the Company and retired during 1998, totaling $16,191,994, and net losses of $45,671,695. Also included in the change were dividends paid of $3,255,239, the value of stock options issued of $888,773 and shares issued to the Independent Directors in the amount of $45,000.

Results from Operations.

Revenue. Revenue totaled $9,374,394 for the year ended December 31, 1998. Revenue is comprised primarily of interest income on CMBS investments, Mezzanine Investments, Mortgage Loans and from the cash proceeds from the Offering before they were fully invested. The Offering proceeds were fully invested on July 8, 1998. At December 31, 1998, rental income consisted of two real estate investments. The real estate investments include one retail property located in Stockton, California and one office building located in Atlanta, Georgia.

Operating Expenses. Operating expenses consist of expenses incurred in operating the Company, property and investment operations, and totaled $47,479,412 for the year ended December 31, 1998. Included in the amount were impairment losses totaling $26,117,376 and losses on forward interest rate Treasury lock agreements of $13,070,685. These losses are due to financial market conditions and the widening of credit spreads. As a result of the Company's restructuring in November 1998, the Company incurred fees of $1,842,174, $800,000 of which are classified as additional interest expense. During the year the Company recorded a one-time charge of $877,917 for stock options issued to the Manager as part of the Offering. Management fees were calculated at 1% per annum of the Average Invested Assets per quarter and totaled $1,096,562 for year ended December 31, 1998. The Company also recorded general and administrative expenses of $745,285 for the year ended December 31, 1998. These costs consist of professional fees, insurance costs and other miscellaneous expenses.

Loss on Sale of CMBS. The loss on sale of CMBS was a result of the disposition of two CMBS investments during the fourth quarter for $13,823,912. The losses totaled $1,167,179. The losses were offset by a second quarter gain of $42,426 on the sale of CMBS.

Loss on Sale and Settlement of Mortgage Loans. The loss was a result of the Company's disposition of its Mortgage Loans and Mortgage Loan commitments. During the fourth quarter of 1998, all of the commitments were sold or terminated and all but one of its Mortgage Loans were sold. The Company realized losses of $5,325,524 on the sale of $68,826,722 in Mortgage Loans and incurred expenses of $1,116,400 on the termination of $59,315,000 of loan commitments, resulting in a total loss of $6,441,924.

Recent Developments.

On January 4, 1999 the Company negotiated a discounted payoff of its last Mortgage Loan, White Station Tower. The Company's current portfolio thereafter has been primarily comprised of Mezzanine Investments and CMBS. The Company has used the proceeds from the payoff to continue to reduce its debt obligations.

On January 27, 1999, the Company terminated an interest rate collar at a cost to the Company of $265,000.

On February 19, 1999 the Company sold a CMBS investment. The total proceeds from the sale, including accrued interest were $8,862,813. The sale resulted in a loss of $626,917, $541,561 of which was recognized in 1998. The Company used $7,955,605 to pay off the amount borrowed from Deutsche Bank and accrued interest through the date of sale.

On March 25, 1999, the Company borrowed $8,000,000 under its borrowing agreement with LLIH to pay of its remaining obligation under the Merrill Lynch Agreement.

On March 31, 1999, the Company sold a package of CMBS for $39.0 million, resulting in realized losses of $13.6 million, of which $11.2 million was recognized in 1998. On March 31, 1999, the Company used the proceeds to repay its borrowings. In connection with its sale of CMBS on March 31, 1999, the Company entered into the GMAC Repo.

REIT Status.

The Company plans to make an election to be taxed as a REIT under the Code, commencing with its first REIT taxable year ending on December 31, 1998. The Company believes that it qualifies for taxation as a REIT and therefore will not be subject to federal corporate income tax on its net income that is distributed currently to its shareholders.

To qualify as a REIT under the Code, the Company must meet several requirements regarding, among other things, the ownership of its outstanding stock, the sources of its gross income, the nature of its assets, and the levels of distributions to its shareholders. These requirements are highly technical and complex, and the Company's determination that it qualifies as a REIT requires an analysis of various factual matters and circumstances that may not be entirely within the Company's control. Accordingly, there can be no assurance that the Company has qualified or will remain qualified as a REIT.

If the Company fails to qualify for taxation as a REIT in any taxable year, and certain relief provisions of the Code do not apply, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to the Company's shareholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. In such event, to the extent of the Company's current and accumulated earnings and profits, all distributions to shareholders will be taxable as ordinary income and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, the Company also will be disqualified from taxation as a REIT for the four taxable years following the year during which the Company ceased to qualify as a REIT. It is impossible to predict whether the Company would be entitled to such statutory relief.

Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company is primarily exposed to interest rate and spread risk. Interest rates and spreads are sensitive to many external forces including, but not limited to, governmental monetary and tax policies and domestic and international economic and political factors. These forces are beyond the control of the Manager and the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the ability of the Company to originate and acquire loans, the value of the Company's mortgage-related securities and other interest-earning assets, and its ability to realize gains from the sale of such assets.

     The Company may utilize a variety of financial instruments, including interest rate swaps, caps, floors, and other interest rate contracts, in order to limit the effects of interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and, indeed, that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses or increased costs. Moreover, with respect to certain of the instruments used as hedges, the Company is exposed to the risk that the counterparties with which the Company trades may cease making markets and quoting prices in such instruments, which may render the Company unable to enter into an offsetting transaction with respect to an open position.

     The following table quantifies the potential changes in net interest income and net asset value should interest rates rise or fall. Due to the restructuring of the Company's portfolio during the first quarter of 1999, certain assets were sold and the Company's borrowings were repaid. Thus, the table below calculates the changes in the assets owned by the Company as of March 31, 1999, over the calendar year 1999. The results assume that yield curves of the rate changes will be parallel to each other. Net asset value is calculated as the sum of the present value of cash in-flows generated from interest-earning assets net of cash outflows in respect of interest-bearing liabilities. The base interest rate scenario assumes interest rates at December 31, 1998. All changes in the net asset value are a result of valuing assets based on changes in interest rates. These changes do not include the effects of income or dividends. The net interest income is interest income (excluding interest income on cash) netted with interest expense. All changes are measured by percentage changes from the base interest rate. Actual results could differ significantly from these estimates.

                                                                                    Net
Change in Interest Rate             Net Interest Income                         Asset Value
-----------------------             -------------------                         -----------

         +400                               15.6%                                 (16.5)%
         +300                               11.7%                                 (12.9)%
         +200                                7.8%                                  (9.0)%
         +100                                3.9%                                  (4.7)%
         Base                                0.0%                                   0.0%
         -100                               (3.9)%                                  5.2%
         -200                               (7.8)%                                 10.9%
         -300                              (11.7)%                                 17.2%
         -400                              (15.6)%                                 24.1%

Year 2000.

The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue ("Y2K"). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

Y2K exposures of the Company are currently being assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Company has begun to communicate with third party service vendors such as the Manager and property managers in an effort to assess their Y2K compliance status and the adequacy of their Y2K efforts.

The Manager has made Year 2000 compliance a high priority for replacement applications and is in the process of updating and replacing other applications that are not Year 2000 compliant. The Manager expects to complete the updating of its critical systems no later than March 31, 1999, which will allow for nine months of systems testing to resolve any remaining Year 2000 compliance issues. However, if any of the vendors of the Manager's Year 2000 compliant software fail to perform pursuant to their contracts with the Manager, the Manager's Year 2000 compliance could be jeopardized, and could materially adversely affect the Company. The Manager does not believe that the costs to remediate any Year 2000 issues will materially affect its business, operations or financial condition, or will have an adverse affect on its clients, including the Company.

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

The Company has not incurred any material costs to date relating to Y2K. Total property assessment costs to the Company are expected to total approximately $5,700. These costs were not incurred and therefore not accrued as of December 31, 1998. Remediation efforts may vary significantly from one building to the next. Therefore remediation costs can not be reasonably estimated until the assessments are complete and remediation strategies determined. The failure to adequately address the Year 2000 issue may result in the closure of buildings owned by the Company. In order to reduce the potential impact on the operations of the Company, contingency plans will be developed once Y2K exposures have been assessed.

Building contingency plans will be developed on a property-by-property basis once assessments have been completed. This will allow the efficient development of contingency plans that take into account individual circumstances surrounding each property. Contingency plans may involve the engagement of additional security services, implementation of temporary systems modifications, and the identification and engagement of alternate service vendors. Additional contingency plans may be developed as circumstances warrant.

With respect to the Company's Mortgage Loans and Mezzanine Investments, the primary Year 2000 issue relates to potential borrower defaults caused by:

- increased expenses or legal claims related to failures of embedded technology in building systems,

- reductions in collateral value due to failure of one or more building systems,

- interruptions in building cash flows due to tenant's inability to make timely lease payments, inaccurate or incomplete accounting of rents, or decreases in building occupancy levels,

- the borrower's inability to address all material Y2K issues that may potentially impact the borrower's operations.

These risks are also applicable to the Company's portfolio of CMBS as these securities are dependent upon the pool of Mortgage Loans underlying them. If the investors in these types of securities demand higher returns in recognition of these potential risks, the market value of the CMBS portfolio of the Company could also be adversely affected.

Item 8.  Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Chastain Capital Corporation

We have audited the accompanying consolidated balance sheets of Chastain Capital Corporation and its subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1998 and for the period December 16, 1997 to December 31, 1997. Our audits also included the financial statement schedules listed in the index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period December 16, 1997 to December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 5, 1999 (March 31, 1999 as to Notes 1, 10, 15)

                          CHASTAIN CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,     December 31,
                                                                            1998              1997
                                                                        -------------     -----------
ASSETS
Commercial mortgage-backed securities (CMBS) available for sale,
   at fair value                                                        $  71,567,475
Mezzanine loan investments                                                 44,374,346
Mortgage loan investments                                                  15,150,400
Real estate investments held for sale, net                                  7,294,583
Cash and short-term investments                                            11,957,616       $1,000
Escrow cash                                                                 2,138,011
Accrued interest receivable                                                 1,153,989
Other assets                                                                  876,006
                                                                        -------------       ------

     Total assets                                                       $ 154,512,426       $1,000
                                                                        =============       ======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Short-term borrowings                                                   $  61,918,156
Subordinated debt to related party                                          9,000,000
Borrowings under repurchase agreement                                       7,926,375
Treasury locks payable                                                     10,887,660
Accrued management fees                                                       438,842
Accrued interest expense                                                      374,759
Accrued expenses and other liabilities                                      4,127,931
                                                                        -------------       ------

        Total liabilities                                                  94,673,723           --
                                                                        -------------       ------

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value. Authorized 25,000,000 shares, no shares issued
Common stock, $.01 par value.  Authorized 200,000,000 shares,
   7,346,778 and 100 shares issued and outstanding at December 31,
   1998 and 1997, respectively                                                 73,468     $      1
Additional paid-in capital                                                108,692,169          999
Distributions in excess of earnings:
   Accumulated losses from operations                                     (38,105,018)
   Accumulated losses from sale of assets                                  (7,566,677)
   Dividends paid                                                          (3,255,239)
                                                                        -------------       ------

   Total distributions in excess of earnings                              (48,926,934)          --
                                                                        -------------       ------

   Total shareholders' equity                                              59,838,703        1,000
                                                                        -------------       ------

     Total liabilities and shareholders' equity                         $ 154,512,426       $1,000
                                                                        =============       ======

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    For the Year
                                                                        Ended
                                                                  December 31, 1998
                                                                  -----------------
REVENUE:
Interest income on CMBS                                             $  4,547,413
Interest income on mezzanine loan investments                          2,151,517
Interest income on mortgage loan investments                             851,949
Rental income                                                            492,995
Other income                                                              28,648
Other interest income                                                  1,301,872
                                                                    ------------

   Total revenue                                                       9,374,394
                                                                    ------------

OPERATING EXPENSES:
Impairment loss on CMBS                                               16,676,570
Impairment loss on mezzanine loan investments                          8,195,491
Impairment loss on real estate investments                               447,505
Impairment loss on mortgage loan investments                             797,810
Losses on forward interest rate treasury lock agreements              13,119,685
Loss on interest rate collar                                             216,000
Interest expense                                                       3,321,327
Management fees                                                        1,096,562
Restructuring fees                                                     1,042,174
Stock compensation to Manager                                            877,917
General and administrative expense                                       745,285
Forfeited deposit on real estate and termination expenses                669,913
Real estate operating expenses                                           154,422
Depreciation and amortization                                            118,751
                                                                    ------------

   Total operating expenses                                           47,479,412
                                                                    ------------

OPERATING LOSS BEFORE ASSET SALES                                    (38,105,018)

REALIZED LOSSES ON SALE OF ASSETS
Losses on sale and settlement of mortgage loan investments and
   Commitments                                                        (6,441,924)
Net loss on sale of CMBS                                              (1,124,753)
                                                                    ------------

NET LOSS                                                            $(45,671,695)
                                                                    ============

NET LOSS PER COMMON SHARE:
Basic and Diluted                                                   $      (5.54)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted                                                      8,237,032

Chastain Capital Corporation was incorporated on December 16, 1997 and commenced operations on April 23, 1998 (see Note 1).

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                     Distributions in Excess of Earnings
                                                                     -----------------------------------
                     Number of                  Additional                                                       Total
                       Shares      Common        Paid-in       Accumulated    Losses from                    Shareholders'
                    Outstanding     Stock        Capital       Operations    Sale of Assets  Dividends Paid      Equity
                    -----------     -----        -------       ----------    --------------  --------------      ------

Initial
Contribution on
December 16, 1997            100    $      1  $        999                                                   $      1,000
                    ------------------------------------------------------------------------------------------------------
Balance at
December 31, 1997            100           1           999                                                          1,000

Net proceeds from
initial public
offering and
private placement
on April 23, 1998      8,977,678      89,777   123,933,081                                                    124,022,858

Shares issued to
Board of Directors         3,000          30        44,970                                                         45,000

Purchase and
retirement of
common stock          (1,634,000)    (16,340)  (16,175,654)                                                   (16,191,994)

Value of stock
options issued                                     888,773                                                        888,773

Net loss                                                     $ (38,105,018)  $ (7,566,677)                    (45,671,695)

Dividends paid
($0.41 per share)                                                                            $ (3,255,239)     (3,255,239)
                    ======================================================================================================

Balance at
December 31, 1998      7,346,778    $ 73,468  $108,692,169   $ (38,105,018)  $ (7,566,677)   $ (3,255,239)   $ 59,838,703
                    ======================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the Period
                                                                          For the Year            December 16,
                                                                             Ended                   1997 to
                                                                           December 31,            December 31,
                                                                              1998                     1997
                                                                       --------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                              $       (45,671,695)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Impairment loss on investments                                               26,117,376
   Losses on forward interest rate lock agreements                              13,119,685
   Loss on interest rate collar                                                    216,000
   Loss on sale of mortgage loan investments                                     5,325,524
   Net loss on sale of CMBS                                                      1,124,753
   Depreciation and amortization                                                   118,751
   Amortization of discount/premium on CMBS available-for-sale                    (396,249)
   Amortization of premium on mezzanine loan investment                            144,526
   Stock options issued                                                            888,773
   Shares issued for Directors fees                                                 45,000
   Net increase in assets:
      Accrued interest receivable                                               (1,153,989)
      Other assets                                                                (930,689)
   Net increase in liabilities:
      Accrued interest expense                                                     374,759
      Accrued management fees                                                      438,842
      Accrued expenses and other liabilities                                       762,207
                                                                       -------------------      -------------------

         Net cash provided by operating activities                                 523,574
                                                                       -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of CMBS available-for-sale                                          (106,273,063)
Proceeds from sale of CMBS available-for-sale                                   17,295,745
Purchases of mezzanine loan investments                                        (52,873,836)
Purchases of mortgage loan investments                                         (90,110,000)
Proceeds from sale of mortgage loan investments                                 68,756,166
Purchase of real estate investments                                             (6,854,807)
Repayments on loans                                                                244,342
Capital additions to real estate                                                   (44,290)
                                                                       -------------------      -------------------

         Net cash used by investing activities                                (169,859,743)
                                                                       -------------------      -------------------

                          CHASTAIN CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)



CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from initial public offering                                          124,364,120
Proceeds from initial stock purchase                                                     -      $            1,000
Deferred financing costs incurred                                                  (78,633)
Proceeds from loan facilities                                                  159,869,418
Repayments of loan facilities                                                  (81,024,887)
Purchase and retirement of common stock                                        (16,191,994)
Repayment of treasury lock liability                                            (2,390,000)
Dividends paid                                                                  (3,255,239)
                                                                       -------------------      -------------------

         Net cash provided by financing activities                             181,292,785                   1,000
                                                                       -------------------      -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       11,956,616                   1,000
Cash and cash equivalents at beginning of period                                     1,000                       0
                                                                       -------------------      -------------------

Cash and cash equivalents at end of period                             $        11,957,616      $            1,000
                                                                       ===================      ==================

Cash paid for interest                                                 $         2,946,568                       -
                                                                       ===================      ==================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Accrued public offering costs                                       $           341,262      $                -
                                                                       ===================      ==================
   Accrued tenant liabilities                                          $           890,794      $                -
                                                                       ===================      ==================

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Chastain Capital Corporation (the "Company") was incorporated in Georgia on December 16, 1997 and was initially capitalized on such date through the sale of 100 shares of common stock, par value $0.01 per share ("Common Stock") for an aggregate purchase price of $1,000. On April 23, 1998, the Company commenced operations through the consummation of an initial public offering ("IPO") of 7,380,000 shares of its Common Stock, with gross proceeds of $110,700,000 and net proceeds to the Company of $102,951,000. Additional public offering costs of $1,215,750 were incurred in connection with the IPO.

The Company also issued, pursuant to two separate private placements, an aggregate of 897,678 shares of Common Stock to Lend Lease Investments Holdings, Inc. ("LLIH", formerly ERE Yarmouth Holdings, Inc.), an indirect wholly-owned subsidiary of Lend Lease Corporation Limited ("Lend Lease Corporation"), and 700,000 shares of Common Stock to FBR Asset Investment Corporation, an affiliate of Friedman, Billings, Ramsey & Co., Inc. (lead underwriter of the Company's
IPO). The two private placements closed concurrently with the closing of the IPO, at $13.95 per share, with total proceeds to the Company of $22,287,608.

Pursuant to the Company's Directors Stock Plan, each of the Company's three independent directors received, as of the consummation of the IPO, $15,000 worth of Common Stock equal to 1,000 shares as part of their annual director's fee.

The Company was organized to originate first lien commercial and multifamily mortgage loans for the purpose of issuing collateralized mortgage obligations ("CMOs") collateralized by its mortgage loans and retaining the mortgage loans subject to the CMO debt. The Company also was organized to acquire subordinated interests in commercial mortgage-backed securities ("CMBS"), originate and acquire loans on real property that are subordinated to first lien mortgage loans and acquire real property and other real estate related assets.

On October 23, 1998, the Company announced that due to turmoil in the credit markets, it was necessary to obtain temporary waivers from Morgan Guaranty Trust Company of New York ("Morgan Guaranty Trust") and Merrill Lynch Mortgage Capital, Inc. ("Merrill Lynch") to avoid being in default of tangible net worth covenants under the Company's credit facilities. The Board of Directors decided to discontinue new investment activity and concluded that the Company needed to be restructured. On November 13, 1998, the Company reached an agreement with Morgan Guaranty Trust and Merrill Lynch to restructure its credit facilities and to dispose of certain assets to reduce the size and stabilize the volatility of the overall portfolio. Proceeds from the asset sales were used to reduce outstanding indebtedness on both credit facilities. Through the asset sales and indebtedness reduction, the Company was able to satisfy its immediate liquidity needs. The remaining portfolio consists primarily of CMBS, mezzanine loan investments and real estate.

In connection with the credit facility amendments, LLIH agreed to provide the Company with up to $40 million of unsecured subordinated debt. An initial advance of $17 million was drawn on November 13, 1998 and the remaining funds can be drawn from time to time by the Company through maturity on March 31, 1999. The advances incur interest at the rate of 14% per annum through January 31, 1999 and 16% thereafter. The advances are pre-payable at any time, subject to certain notice requirements. The terms of the subordinated debt were reviewed and approved by a special committee of the Board of Directors consisting of independent directors not affiliated with Lend Lease. The special committee obtained the advice of independent financial advisors and legal counsel in negotiating the terms of the loan.

The amended credit facilities and new subordinated debt agreement provided the Company with the necessary liquidity in the short term to fund its mortgage loan commitments, meet margin calls and hold investments. The Merrill Lynch amendment required the $19 million in outstanding borrowings be repaid on or before January 31, 1999. On January 27, 1999, the Merrill Lynch Agreement was further amended, requiring the borrowings to be repaid on or before February 26, 1999. On February 25, 1999, the Merrill Lynch agreement was again amended, extending the maturity date to March 25, 1999. All outstanding indebtedness under the Merrill Lynch agreement was repaid on March 25, 1999, and the facility was terminated. All indebtedness under the Morgan Guaranty Trust agreement was repaid on March 31, 1999. The LLIH subordinated debt agreement matures on April 5, 1999. The Company continues to evaluate various strategic alternatives available to maximize shareholder value and to repay its indebtedness, including additional asset sales, refinancing or further restructuring of its capital base.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 25, 1999, the Board of Directors approved a plan of action to sell existing assets to meet the debt maturities. From January 25, to March 31, 1999, the Company sold certain CMBS for total proceeds of $47.8 million, resulting in a realized loss of $14.2 million, of which $11.7 million was recognized in 1998. On March 25, 1999, the Company sold a real estate asset for total proceeds of $3.8 million, resulting in a realized loss of $258,000, all of which was recognized in 1998.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Short-term Investments

All highly liquid investments with maturities of three months or less when purchased are considered to be short-term investments.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the year ended December 31, 1998, there is no difference between net loss and comprehensive net loss.

CMBS

The Company classifies its CMBS as available-for-sale. Available-for-sale securities are reported at fair value with net unrealized gains and losses reported in comprehensive income (loss)as a separate component of shareholders' equity. The Company recognizes income from CMBS under the effective interest method, using the anticipated yield over the projected life of the investment. The Company recognizes impairment on its CMBS when it determines that the decline in the estimated fair value of its CMBS below cost is other than temporary. Impairment losses are determined by comparing the estimated fair value of a CMBS to its current carrying amount, the difference being recognized as a loss. The Company uses specific identification in determining realized gains/losses on its CMBS.

Mezzanine Loan Investments

The Company purchased and originated certain mezzanine loans to be held as long-term investments. Loans held for investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income, application fee income and direct costs associated with originating or purchasing mezzanine investments have been deferred and the net amount is added to the basis of the loans on the balance sheet. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement, or when the fair value of the loans is below amortized cost and the Company determines that it may not be able to hold the loans until amortized cost is recovered. As a result of the Company's November restructuring and the Board's decision to discontinue new investment activity and to sell assets to repay the Company's indebtedness, it is currently unlikely that the Company will hold its mezzanine loan investments until maturity. At December 31, 1998, mezzanine loans are recorded at lower of amortized cost or estimated fair value. The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or management's estimates of the fair value of the loan.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loan Investments

The Company originated mortgage loans to be held as long-term investments. Interest income was recognized using the effective interest rate method. Due to the turmoil in the credit markets in October 1998, and the Company's revised credit facility terms, the Company changed its strategy and is now holding its mortgage loans for resale. Loans held for resale are accounted for at the lower of cost or estimated fair value. Fair value is determined based upon the Company's estimate of market value. Subsequent to December 31, 1998, the Company sold its remaining mortgage loan investment.

Real Estate Investments

Real estate assets are stated at cost when purchased and are subsequently reduced by depreciation charges using the straight-line method over the estimated useful lives of the assets. At December 31, 1998, the Company's investment in real estate is classified as held for sale and is carried at the lower of cost or estimated fair value less estimated selling costs.

Rental income was being recognized over the life of the tenant leases using the straight-line method. The Company eliminated the effect of the straight-line adjustment when the properties were reclassified as held for sale.

Interest Rate Protection Agreements

The Company acquired interest rate protection agreements, in the form of forward treasury locks, to reduce its exposure to interest rate risk on anticipated long-term borrowings. At the time the treasury locks were acquired it was anticipated that they would hedge the Company's exposure to future financing costs and thus qualify for hedge accounting. Under hedge accounting, any gain or loss on the treasury lock settlements would be amortized over the term of the anticipated financing agreement. To qualify for hedge accounting, these interest rate protection agreements must meet certain criteria including: (1) the debt to be hedged exposes the Company to interest rate risk, (2) the interest rate protection agreement reduces the Company's exposure to interest rate risk, and
(3) it is probable that the anticipated financing will occur. In the event these interest rate protection agreements do not qualify as hedges, such agreements are reclassified to be investments accounted for at fair value, with any gain or loss included as a component of income or loss in the statement of operations.

As a result of the turmoil in the credit markets in October 1998, the Company determined that its ability to obtain long-term, fixed-rate financing was no longer probable. On October 23, 1998 the Company terminated all of its treasury locks and incurred a realized loss of $13.3 million.

On July 13, 1998 the Company entered into a Libor collar in the notional amount of $89 million to mature on July 1, 1999, in order to hedge against rising short term borrowing costs. The collar contract effectively locked in the Company's Libor base rate between a floor of 5.51% and a ceiling of 5.80% during the term. At December 31, 1998, the Company no longer considered the interest rate collar as a hedge, and accordingly recorded the fair value of the collar as a liability through a charge to income. The Company terminated the collar contract on January 27, 1999 and realized a loss of $265,000.

Escrow cash

Good faith deposits received from borrowers for mortgage loans to which the Company is committed are included in escrow cash with a corresponding escrow liability.

Income Taxes

The Company plans to make an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its first REIT taxable year ended on December 31, 1998. As a REIT, the Company generally is not subject to federal corporate income taxes on net income that it distributes to shareholders, provided that the Company meets certain other requirements for qualification as a REIT under the Code. Because the Company believes that it qualified as a REIT with respect to its taxable year ended December 31, 1998, and because the Company is reporting net losses for such year, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements.

All dividends declared and paid during 1998 represent a return of capital.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share

Basic net loss per share is computed on the basis of the weighted average number of shares outstanding for the period. Diluted net loss per share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the period. The computation for the year ended December 31, 1998 assumes the year began on April 23, 1998, when the Company commenced operations. For the year ending December 31, 1998, all outstanding options to purchase 1,246,253 shares of Common Stock were anti-dilutive. Accordingly, there is no difference between basic and diluted net loss per common share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncement

In June 1998, the Financial and Accounting Standards Board issued Statement of Financial Accounting Standard 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2000. The Company is evaluating the eventual impact of FAS 133 on its financial statements.

NOTE 3 - SEGMENT DISCLOSURE

The Company has one reportable segment, real estate investments. At December 31, 1998, the Company's real estate investments included CMBS, mezzanine real estate loans, commercial mortgage loans and commercial real estate properties. The Company uses net income (loss) to measure profit or loss. The Company separately discloses assets, revenue and capital expenditures by type of real estate investment in the consolidated financial statements.

Except for interest income earned on the Company's investment in a British pounds Sterling mezzanine loan, discussed in Note 6, all of the Company's revenue is attributed to investments located in the United States.
Revenue information by country is summarized below:

                                                                 1998
                                                                 ----

United States                                                  $8,703,530
United Kingdom                                                    670,864
                                                               ----------

Total                                                          $9,374,394
                                                               ==========

At December 31, 1998, the carrying amount of the Company's British pounds Sterling loan was $16,764,264.

At December 31, 1998, the Company's investment in a mezzanine loan on an office building in New York (Note 6) accounted for more than 10% of revenue.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - MANAGEMENT FEES

The Company entered into a Management Agreement (the "Management Agreement") with ERE Yarmouth, Inc., an indirect wholly-owned subsidiary of Lend Lease Corporation Limited, under which ERE Yarmouth, Inc. advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. On July 13, 1998, the name of ERE Yarmouth, Inc. was changed to Lend Lease Real Estate Investments, Inc. ("Lend Lease" or the "Manager" or "Management"). Lend Lease continues as the advisor to the Company.

Pursuant to the Management Agreement, the Company will pay the Manager a quarterly base management fee equal to the following:

For the first four fiscal quarters
    commencing with the fiscal
    quarter ended June 30, 1998...........  1.00% per annum of the Average Invested Assets (1) of the Company

  During each fiscal quarter
    thereafter............................  0.85% per annum of the Average Invested Assets up to $1 billion

                                            0.75% per annum of the Average Invested Assets from $1 billion to
                                           $1.25  billion

                                            0.50% per annum of the Average Invested Assets in excess of
                                           $1.25  billion

The Company incurred base management fees in 1998 of $1,096,562.

The Management Agreement also provides for a quarterly incentive management fee equal to the product of (A) 25% of the dollar amount by which (1) (a) Funds From Operations (2) (before the incentive fee) of the Company for the applicable quarter per weighted average number of shares of Common Stock outstanding plus
(b) gains (or minus losses) from debt restructuring or sales of assets not included in Funds From Operations of the Company for such quarter per weighted average number of shares of Common Stock outstanding, exceed (2) an amount equal to (a) the weighted average of the price per share at initial offering and the prices per share at any secondary offerings by the Company multiplied by (b) 25% of the sum of the Ten-Year U.S. Treasury Rate plus four percent, and (B) the weighted average number of shares of Common Stock outstanding. No incentive management fees were earned during 1998.

The Management Agreement is for an initial term of two years, and can be successively extended for two year periods subject to an affirmative vote of a majority of the Independent Directors. In addition, the Management Agreement provides for a termination fee equal to the sum of the base management fee and incentive management fee, if any, earned during the immediately preceding four fiscal quarters.


---------------------------
(1) The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including a proportionate amount of the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar non-cash reserves less
(i) un-invested cash balances and (ii) the book value of the Company's CMO liabilities, computed by dividing (a) the sum of such values for each of the three months during such quarter (based on the book value of such assets as of the last day of each month) by (b) three.

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

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN CMBS

The amortized cost and estimated fair value of commercial mortgage-backed securities classified as available-for-sale securities at December 31, 1998 are summarized below. The face value of CMBS was $108,149,975 at December 31, 1998.

                    Weighted                                                                                  Estimated
                     Average             Amortized              Impairment           Amortized Cost              Fair
Security Rating       Life                 Cost                   Losses                Adjusted                Value
---------------                         -----------            -----------           --------------          -----------
  BBB-                7/7/12            $ 9,452,762            $   541,562            $ 8,911,200            $ 8,911,200
  BB+                 2/6/13             15,861,815              2,922,753             12,939,062             12,939,062
  BB                 6/30/12             20,658,847              3,490,551             17,168,296             17,168,296
  BB-                4/26/13              4,368,958                951,933              3,417,025              3,417,025
  B                   7/7/11             32,282,831              6,815,014             25,467,817             25,467,817
  B-                 4/26/13              2,808,723                674,162              2,134,561              2,134,561
  Unrated            4/26/13              2,810,109              1,280,595              1,529,514              1,529,514
                                        -----------            -----------            -----------            -----------

Total                                   $88,244,045            $16,676,570            $71,567,475            $71,567,475
                                        ===========            ===========            ===========            ===========

The estimated fair value of the CMBS is based on either i) the price obtained from the investment banking institutions, which sold the CMBS to the Company, or
ii) an average of at least three quotes received on similarly structured and rated CMBS. The use of different market assumptions, valuation methodologies, changing interest rates, interest rate spreads for CMBS over the U.S. Treasury yields and the timing and magnitude of credit losses may have a material effect on the estimates of fair value. The fair value estimates presented herein are based on pertinent information available as of December 31, 1998.

The CMBS tranches owned by the Company provide credit support to the more senior tranches of the related commercial securitization. Cash flow from the underlying mortgages is generally allocated first to the senior tranches, with the most senior tranches having a priority right to cash flow. Any remaining cash flow is generally allocated among the other tranches based on their seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the subordinate tranches will bear those losses first. To the extent there are losses in excess of the most subordinate tranches stated right to principal and interest, the remaining tranches will bear such losses in order of their relative subordination.

At December 31, 1998, the amortized cost of the Company's investments in CMBS exceeded estimated fair value by $16,676,570. Due to uncertainty of the Company's ability to hold its CMBS investments until the cost of the CMBS is recovered, the Company determined that the decline in the fair value of its CMBS below amortized cost at December 31, 1998 was other than temporary. Accordingly, the Company carries its investment in CMBS at estimated fair value at December 31, 1998. During the third and fourth quarters of 1998, the Company recognized impairment losses of $16,676,570. The Company's ability to hold its CMBS has been negatively affected by the recent turmoil in the financial markets and its effect on the value of CMBS securities along with the restructuring of the Company's debt agreements (see Note 10). During the fourth quarter of 1998, the Company sold certain of its investment in BBB- CMBS securities for $13,826,912 and realized a loss of $1,167,179.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MEZZANINE LOAN INVESTMENTS

As of December 31, 1998, the Company's investment in mezzanine loans consisted of the following:

                                                                                                      Estimated
  Underlying      Interest     Maturity        Face        Amortized     Impairment     Carrying        Fair
   Security         Rate         Date          Value         Cost           Loss          Value         Value
----------------  --------   -------------  ------------  ------------  -------------  ------------  -----------
Commercial
real estate:
Office             12.00%      05/01/2007   $21,000,000   $24,635,473     $4,260,059   $20,375,414   $21,000,000
Hotel              11.77%      06/30/2003    19,647,200    19,722,940      2,958,676    16,764,264    16,764,264
Multi-family       10.63%      08/01/2008     2,800,000     2,746,565        372,308     2,374,257     2,374,257
Retail              9.69%      05/01/2005     4,570,896     4,488,901        459,590     4,029,311     4,029,311
Other              10.57%      07/01/2008     1,000,000       975,958        144,858       831,100       831,100
                                            -----------   -----------     ----------   -----------   -----------

Total                                       $49,018,096   $52,569,837     $8,195,491   $44,374,346   $44,998,932
                                            ===========   ===========     ==========   ===========   ===========

     At December 31, 1998, the amortized cost of the Company's investments in mezzanine loans exceeded their aggregate carrying value by $8,195,491. Due to the uncertainty of the Company's ability to hold the mezzanine loans until the cost of the loans can be recovered, the Company determined that the decline in the fair value of the loans below amortized cost at December 31, 1998 was other than temporary. Accordingly, the Company carries its investments in mezzanine loans at the lower of amortized cost after impairment losses or fair value. During the year ended December 31, 1998, the Company recognized impairment losses of $8,195,491. The estimated fair value of mezzanine loan investments is based on Management's best estimate of market conditions at December 31, 1998. The use of different market assumptions, valuation methodologies, changing interest rates, interest rate spreads and the timing and magnitude of credit losses may have a material effect on the estimates of fair value. The Company's ability to hold its mezzanine loans to maturity has been negatively affected by the recent turmoil in the financial markets and its effect on the value of the loans, along with the restructuring of its debt agreements (See Note 10).

The Company's $19,647,200 face value mezzanine loan investment is a British pounds Sterling loan. The Company purchased the investment for 11.98 million in British pounds Sterling. Interest on the loan is based on Sterling Libor ("Base Rate") plus 4.00%. The exchange rate at the date of investment was $1.64 dollars per pound. In order to reduce the risk of foreign currency exchange rate fluctuations, the Company entered into a foreign currency swap arrangement with Merrill Lynch Capital Services, Inc. The swap arrangement provides the Company with an exchange rate of $1.64 per pound on the return of its principal regardless of exchange rate fluctuation. The swap arrangement also converts the Base Rate to US$ Libor minus 0.06% regardless of movements in the Sterling Libor. The Company is subject to foreign currency risk on the spread portion (4.00%) of the quarterly interest payments. The market value of the currency swap at December 31, 1998 was a liability of $242,000. The foreign currency swap arrangement expires on the maturity date of the related loan. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the currency swap agreement. However, the Company does not anticipate nonperformance by the counterparty.

NOTE 7 - MORTGAGE LOAN INVESTMENTS

As of December 31, 1998, the Company's investment in mortgage loans consisted of the following:

                                                                                                                       Estimated
  Underlying        Interest       Maturity           Face          Amortized       Impairment        Carrying           Fair
   Security           Rate           Date             Value            Cost            Loss             Value           Value
----------------    --------       --------           -----         ---------       ----------       -----------      -----------
Commercial
real estate:
Office                7.11%        08/01/2008       $16,000,000    $15,948,210       $797,810        $15,150,400     $15,150,400
                                                    -----------    -----------       --------        -----------     -----------

Total                                               $16,000,000    $15,948,210       $797,810        $15,150,400     $15,150,400
                                                    ===========    ===========       ========        ===========     ===========

     At December 31, 1998, the amortized cost of the Company's investment in the mortgage loan exceeded estimated fair value by $797,810 which is reflected in the December 31, 1998 financial statements as an impairment loss. A discounted payoff of the loan was accepted on January 4, 1999 for $15,150,400.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Company's initial investment strategy of originating commercial and multi-family loans for the purpose of issuing collateralized mortgage obligations, the Company through September 30, 1998 had originated approximately $29,525,000 in mortgage loans and had entered commitments to fund an additional $119,900,000 in mortgage loans. Because of the financial turmoil in the credit markets in October 1998 and the related restructuring of the Company's credit facilities, the Company discontinued this investment strategy and began selling its loans and terminating its commitments. During the fourth quarter of 1998, the Company funded and sold $60,585,000 of these commitments and terminated the remaining $59,315,000 in commitments. The Company recognized losses of $5,325,524 on the sale of $68,826,722 in mortgage loans and incurred expenses of $1,116,400 on the termination of the loan commitments.

NOTE 8 - REAL ESTATE INVESTMENTS HELD FOR  SALE

As of December 31, 1998, the Company's investments in real estate consisted of the following:

Date Acquired           Property            Location            Property Type
-------------------     ----------------    ----------------    --------------

6/26/98                 Lakeside Plaza      Stockton, CA        Retail
9/24/98                 Bryarwood 85        Atlanta, GA         Office

The carrying value of real estate investments held for sale at December 31, 1998 is summarized below:

         Real estate investments held for sale - at cost
                  Land                                         $ 2,470,000
                  Buildings                                      4,388,263
                  Tenant Improvements                              891,945
                  Capitalized Costs                                 39,683
         Less accumulated depreciation and amortization            (47,803)
         Less impairment charge                                   (447,505)
                                                               -----------
         Real estate investments held for sale - net           $ 7,294,583
                                                               ===========

In connection with the Company's decision to discontinue its initial investment strategies, the Company also decided to sell its real estate investments and accordingly, at December 31, 1998, the Company classified its real estate investments as held for sale. The Company expects to dispose of the real estate in 1999. The real estate investments have been written down to market value less estimated selling costs, resulting in an impairment charge of $447,505. Rental income and expenses approximated $493,000 and $602,000, including depreciation expense of $47,803 and the impairment charge of $447,505, for the year ended December 31, 1998.

NOTE 9 - MINIMUM RENTS

Minimum future rentals to be received on real estate properties under leases in effect as of December 31, 1998 are as follows:

Year Ending December 31,
1999                                            $    1,111,743
2000                                                 1,115,674
2001                                                   973,565
2002                                                   827,445
2003                                                   489,957
Thereafter                                             379,582
                                                 -------------
Total                                            $   4,897,966
                                                 =============

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - BORROWING ARRANGEMENTS

On May 15, 1998, the Company entered into two Master Loan and Security Agreements, to provide financing for the Company's investments. The facilities require assets to be pledged as collateral. The first loan agreement, which was with Morgan Stanley Mortgage Capital, Inc. (the "Morgan Stanley Agreement") permitted the Company to borrow up to $250,000,000 and was scheduled to terminate on May 14, 1999. The facility was intended to finance first-mortgage loans originated by the Company. On October 26, 1998, the Company terminated the agreement with Morgan Stanley at no cost to the Company. There were no borrowings outstanding under the Morgan Stanley Agreement. The second agreement, which is with Morgan Guaranty Trust (the "Morgan Guaranty Trust Agreement"), permitted the company to borrow up to $450,000,000 and was scheduled to terminate on May 14, 1999. As discussed below, all outstanding indebtedness under the Morgan Guaranty Agreement was repaid, and the agreement was terminated on March 31, 1999. As of December 31, 1998, there were $52,412,238 in borrowings outstanding under the Morgan Guaranty Agreement, secured by the Company's assets with an aggregate carrying value of $70,745,575 at December 31, 1998. The annualized interest rate on these borrowings at December 31, 1998 was 6.60%.

On August 21, 1998, the Company entered into a Master Assignment Agreement with Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Capital Services, Inc. (the "Merrill Lynch Agreement"), to provide financing for the Company's investments. The facility requires assets to be pledged as collateral. The Merrill Lynch Agreement permitted the Company to borrow up to $35,000,000 and was scheduled to terminate on August 20, 1999. As discussed below, all indebtedness outstanding under the Merrill Lynch Agreement was repaid and the agreement was terminated on March 25, 1999. Outstanding borrowings against this line of credit bear interest based on the Libor rate plus 1.25%. The Merrill Lynch Agreement allows the lender to establish a margin requirement on each borrowing, and to request payments from the Company, at any time, if the market value of the collateral falls below the applicable margin requirement. As of December 31, 1998, there were $9,505,918 in borrowings outstanding under the Merrill Lynch Agreement, secured solely by the Company's Savoy Hotel mezzanine loan which has a carrying value of $16,764,264 at December 31, 1998. The annualized interest rate on these borrowings at December 31, 1998 was 6.52%.

As a result of the financial turmoil in the credit markets in October 1998 and the related widening of spreads between rates on mortgage investments and treasury securities, the Company experienced significant losses in its investment portfolio. Because of these losses, on October 23, 1998 the Company announced it was necessary to obtain temporary waivers from Morgan Guaranty Trust and Merrill Lynch to avoid being in default of tangible net worth covenants under the Company's credit facilities. On November 13, 1998 the Company reached an agreement with Morgan Guaranty Trust and Merrill Lynch to restructure its credit facilities and terminated the Morgan Stanley Agreement.

Under its amended agreement with Morgan Guaranty Trust, the Company's credit facility has been reduced to $90 million. The facility reduces to $50 million on January 31, 1999. The interest rate is Libor plus 1.5% from November 13, 1998 to December 31, 1998 and Libor plus 2.0% from January 1, 1999 until the facility matures on March 31, 1999. As part of the amended agreement, the Company sold $19.6 million of mortgage loans to Morgan Guaranty Trust and paid fees of $800,000.

Under the amended agreement with Merrill Lynch, the Company agreed to pay down the outstanding borrowings to $19.0 million, and further agreed that no additional borrowings would be permitted under the agreement through its maturity on January 31, 1999. On January 27, 1999, this agreement was further amended, extending the maturity to February 26, 1999. On February 25, 1999, the Merrill Lynch Agreement was again amended, extending the maturity date to March 25, 1999. The amended agreements with Morgan Guaranty Trust and Merrill Lynch contain covenants that appropriately reflect the reduced size of the Company's portfolio.

In connection with the credit facility restructurings, on November 13, 1998, LLIH agreed to provide the Company with up to $40 million of unsecured subordinated indebtedness ("LLIH Agreement"). An initial advance of $17 million was drawn on November 13, 1998 and the remaining funds can be drawn from time to time by the Company through maturity at April 5, 1999. The advances incur interest at the rate of 14% per annum through January 31, 1999 and 16% thereafter. The advances are prepayable at any time subject to certain notice requirements. As of December 31, 1998, borrowings outstanding under the LLIH Agreement were $9,000,000. The annualized interest rate on these borrowings at December 31, 1998 was 14.00%.

In addition to the $800,000 in fees paid to Morgan Guaranty Trust, the Company incurred $1,042,174 in restructuring fees. The Company expensed all of these fees during 1998.

The annualized weighted average rate of interest on all of the Company's borrowings, including the Deutsche Bank repurchase agreement (see Note 11), for the year ended December 31, 1998 was 6.91%.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to meet certain debt covenants on its borrowings to avoid default on its obligations. The Morgan Guaranty Trust Agreement has three debt covenants. Maintenance of Tangible Net Worth requires that the Company's Tangible Net Worth, as defined, be at least $100,000,000. The first amendment to the Morgan Guaranty Trust Agreement reduced the threshold to $65,000,000 for the period from November 13, 1998 to January 1, 1999 and to $50,000,000 thereafter. The Company was in compliance with this covenant as of December 31, 1998. Maintenance of Ratio of Indebtedness to Tangible Net Worth requires that the ratio of the Company's total debt to its Tangible Net Worth not exceed 5 to 1. This covenant is still in full effect as of December 31, 1998. Maintenance of Interest Coverage Ratio requires that the ratio of the Company's interest expense to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined, shall not be less than 1.45 to 1. The Company failed to meet the Interest Coverage Ratio covenant for the fourth quarter of 1998, and received a waiver from Morgan Guaranty Trust in February 1999. The first amendment to the Morgan Guaranty Trust Agreement also provides that the Company must maintain a cash position on its balance sheet of a minimum of $10,000,000, free and clear of all encumbrances. This covenant was in effect until January 29, 1999, when the second amendment to the agreement reduced the requirement to $5,000,000.

The original Merrill Lynch Agreement includes three debt covenants. Book Net Worth requires that, in any given period, the Company's ending Book Net Worth, as defined, shall not be less than 80% of beginning Book Net Worth, and that total Book Net Worth shall be at least $100,000,000. The first amendment to the Merrill Lynch Agreement reduced the threshold to $50,000,000 for the period from October 23, 1998 to November 13, 1998, and to $65,000,000 thereafter. The second amendment to the Merrill Lynch Agreement reduces the threshold back to $50,000,000. The Maximum Debt to Equity Ratio requires that the ratio of the Company's total debt to total equity shall not exceed 8 to 1. This covenant is still in full effect as of December 31, 1998. Merrill Lynch also has a cross-default covenant which provides that if the Company fails to meet any of its covenants under its other borrowing arrangements, that it is also in default under the Merrill Lynch agreement. The Company received a waiver in March 1999 from Merrill Lynch for the fourth quarter of 1998 when it defaulted on the Morgan Guaranty Trust Agreement by failing to meet the Maintenance of Interest Coverage Ratio. The first amendment to the Merrill Lynch Agreement also provides that the Company must maintain a cash position on its balance sheet of a minimum of $10,000,000, free and clear of all encumbrances. This covenant was in effect until January 27, 1999, when the second amendment to the agreement reduced the requirement to $5,000,000.

The LLIH agreement contains a cross-default covenant which provides that if the Company fails to meet any of its covenants under its other borrowing arrangements, that it is also in default under the LLIH Agreement. The Company received a waiver from LLIH in March 1999 for the fourth quarter of 1998 when it defaulted on the Morgan Guaranty Trust Agreement by failing to meet the Maintenance of Interest Coverage Ratio. The LLIH agreement has no other covenant requirements.

Under its borrowing arrangements with Morgan Guaranty Trust and LLIH, the Company is allowed to pay distributions only to meet the requirements of a REIT. The Company was not required to pay any dividends in the fourth quarter of 1998 due to net taxable losses incurred for the year.

NOTE 11 - REPURCHASE AGREEMENT

On August 25, 1998, the Company entered into a Master Repurchase Agreement with Deutsche Bank Securities, Inc. (the "Deutsche Bank Agreement"), which provides financing for the Company's investments. The Deutsche Bank Agreement permits the Company to enter into an unlimited number of transactions, subject to the approval of both Deutsche Bank and the Company. The Deutsche Bank Agreement is a 30-day revolving facility, which may be terminated by either party upon giving written notice to the other, except that the agreement shall remain applicable to any transactions then outstanding. Transactions bear interest at a rate negotiated between Deutsche Bank and the Company at the inception of a transaction. The Deutsche Bank Agreement allows Deutsche Bank to establish a margin requirement on each transaction, and to request payment from the Company at any time, if the market value of the underlying assets or securities falls below the applicable margin requirement. As of December 31, 1998, there were $7,926,375 in borrowings outstanding under the Deutsche Bank Agreement, secured solely by one of the Company's BBB- rated CMBS with an estimated fair value of $8,911,200 at December 31, 1998. The annualized interest rate on this borrowing was 5.93% at December 31, 1998. Subsequent to year-end, the related CMBS was sold, and the remaining borrowings under the agreement were paid (See Note 15).

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCK OPTION PLAN

The Company has a stock option plan for the Company's executive officers and the Manager, which provides for the issuance of up to 2,500,000 shares of Common Stock. At the closing of the IPO, the Company granted the Manager a fully vested option to purchase 1,166,667 shares of Common Stock exercisable at the IPO price of $15.00 per share. The Manager received the stock option as compensation for its efforts in completing the IPO. One-fourth of the Manager's options become exercisable on each of the first four anniversaries of the IPO. Unless exercised, these options expire in 2008.

The underwriters sold in the IPO 79,586 shares of Common Stock to directors and officers of the Company and the Manager for $15.00 per share. Pursuant to the Company's Directed Share Program, such individuals were granted an option to purchase one share of Common Stock for each share purchased in the IPO at an exercise price of $15.00 per share. One-fifth of the options became exercisable immediately, and one-fifth of the options become exercisable on each of the first four anniversaries of the IPO. Unless exercised, these options expire in 2008.

The Company accounts for stock options in accordance with FAS 123, "Accounting for Stock-Based Compensation". FAS 123 applies a market value based approach to valuing the options. The Company estimated the market value of the options granted using the Black-Scholes option-pricing model, with the following assumptions:

         Risk-free rate of interest          5.62%
         Expected life of options            2.42 years
         Volatility                         24.05%
         Dividend rate                      12.76%

The estimated weighted average grant date market value of stock options granted by the Company in 1998 was approximately $0.75 per share or $932,196. The Company expensed the $877,197 value of the fully vested options granted to the Manager upon completion of the IPO. The remaining $54,279 of value related to the options granted under the Company's Directed Share Program is being amortized over the vesting period. Total compensation cost related to stock options recognized in income during 1998 totaled $888,773.

The following table summarizes the status of the Company's stock options at December 31, 1998:

                    Granted         Per Share                          Remaining
                      And           Exercise                          Contractual
                  Outstanding        Price         Exercisable           Life

Manager           1,166,667         $15.00           None              9.25 years
Others               79,586         $15.00           15,917            9.25 years

Total             1,246,253         $15.00           15,917            9.25 years

NOTE 13 - INTEREST RATE PROTECTION AGREEMENTS

In order to hedge the risk of a material change in interest rates that would affect the Company's borrowing rate on its lines of credit and on anticipated future long-term borrowings secured by the Company's investments, the Company entered into forward treasury lock agreements, an interest rate collar and an interest rate cap. None of these agreements were held for trading purposes. The Company's policy was to purchase a forward treasury lock whenever a fixed rate mortgage loan closed or when a borrower requested a rate lock under an executed loan application. Depending on the size of fixed rate mortgage loans, the Company in some cases aggregated loans and purchased a single treasury lock for a pool of small loans. The Company also entered into forward treasury locks in anticipation of long-term financing of its CMBS and mezzanine investments that were expected to close in 1999.

As a result of the financial turmoil in the credit markets in October 1998, and the Company's failure to comply with its debt agreements, the Company determined that its ability to obtain long-term, fixed-rate financing was not probable. The turmoil also created uncertainty as to the Company's ability to hold the investments, and thus the treasury locks no longer qualified for hedge accounting. On October 23, 1998 the Company terminated all of its treasury locks and incurred a realized loss of $13.3 million, which was recognized as a component of income. The interest rate cap was terminated in July 1998.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Below is a summary of the Company's interest rate protection agreements, which consisted of an interest rate collar at December 31, 1998.

                                     Notional           Floating                               Market
  Purchase         Maturity           Amount             Index              Strike              Value
------------      ----------        ----------        ------------         ---------          ---------

7/13/98            7/01/99          $89,131,070       1 mo. LIBOR          5.8%-5.51%         $(216,000)

At December 31, 1998, the Company no longer considered the interest rate collar a hedge and, accordingly recorded the value of the collar as a liability through a charge to income. Subsequent to December 31, 1998, the Company terminated the collar contract at a loss of $265,000.

NOTE 14 - Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments at December 31, 1998 are as follows:

                                            Carrying Amount      Fair Value
Assets

Cash and short-term investments              $11,957,616        $11,957,616

Commercial mortgage-backed securities         71,567,475         71,567,475

Mezzanine loan investment                     44,374,346         44,998,932

Mortgage loan investment                      15,150,400         15,150,400

Escrow cash                                    2,138,011          2,138,011

Accrued interest receivable                    1,153,989          1,153,989

Liabilities

Short-term borrowings                         61,918,156         61,918,156

Subordinated debt to related party             9,000,000          9,000,000

Borrowings under repurchase agreement          7,926,375          7,926,375

Treasury locks payable                        10,887,660         10,887,660

Accrued interest expense                         374,759            374,759

Interest rate collar                             216,000            216,000

Currency swap                                $   242,000        $   242,000

The carrying amounts of cash and short-term investments, escrow cash, accrued interest receivable, treasury locks payable and accrued interest expense approximate their fair values because of the short maturity of those instruments.

See Note 1 for fair value assumptions with respect to CMBS, mezzanine loan investments and mortgage loan investments.

Based on their short-term maturities, the carrying amounts of short-term borrowings, subordinated debt to related party and borrowings under repurchase agreement approximate their fair values.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the interest rate collar and currency swap are the estimated amounts the Company would pay to terminate the agreements at December 31, 1998, based on quotes received from the counterparties. The currency swap carrying amount is included in the related mezzanine loan balance.

NOTE 15 - SUBSEQUENT EVENTS

On January 4, 1999, the Company accepted a discounted payoff of its remaining $15,948,210 whole mortgage loan for $15,150,400, resulting in a loss of $797,810, which had been recorded as an impairment loss as of December 31, 1998.

On January 23, 1999, the Company cancelled its interest rate collar agreement with Merrill Lynch. As a result the Company realized a loss of $265,000.

On February 19, 1999, the Company sold a BBB- bond for $8,827,344 resulting in a loss of $85,356 since December 31, 1998. Total losses realized on this sale were $626,917. The proceeds from this sale were used to repay $7,929,250 in borrowings from Deutsche Bank.

On February 25, 1999, the third amendment was made to the Merrill Lynch Agreement to extend the maturity date to March 25, 1999.

On March 25, 1999, the Company sold its Bryarwood 85 real estate investment for $3,800,000, resulting in a realized loss of approximately $258,000 which was recognized in 1998.

On March 25, 1999, the Company borrowed $8,000,000 under the LLIH Agreement to repay its remaining borrowings under the Merrill Lynch Agreement.

On March 30, 1999, an amendment was made to the LLIH Agreement to extend the maturity date to April 5, 1999.

On March 31, 1999, the Company sold CMBS for $39.0 million, resulting in a realized loss of $13.6 million, of which $11.2 million was recognized in 1998.

On March 31, 1999, the Company used proceeds from the sale of CMBS to repay in full its borrowings from Morgan Guaranty Trust.

In connection with its sale of CMBS on March 31, 1999, the Company entered into an agreement to sell a mezzanine loan to GMAC Commercial Mortgage Corporation ("GMAC"). The agreement allows the Company to repurchase the loan no later than April 1, 2000 (transaction referred to hereafter as the "GMAC Repo"). The GMAC Repo is expected to close no later than April 5, 1999, and will generate proceeds of $10.5 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment if the Company repurchases the investment prior to October 1, 1999. After October 1, 1999, the repurchase price is fixed at $9.6 million. The Company will use the proceeds of the GMAC Repo to repay borrowings from LLIH and to meet its remaining corporate obligations, which primarily consist of terminated treasury lock agreements.

CHASTAIN CAPITAL CORPORATION                                      SCHEDULE III

CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 1998

                                                                            COSTS                       GROSS COST
                                           INITIAL COST TO COMPANY       CAPITALIZED      AT WHICH CARRIED AT END OF THE YEAR(1)
                                        -----------------------------   SUBSEQUENT TO  -------------------------------------------
                                                          BUILDINGS      ACQUISITION                    BUILDINGS
                                                             AND        -------------                      AND
             DESCRIPTION                     LAND        IMPROVEMENTS   IMPROVEMENTS       LAND        IMPROVEMENTS      TOTAL

RETAIL
  Lakeside Plaza, Stockton, California  $   1,470,000   $    2,222,413  $       24,158  $  1,470,000  $    2,056,863  $   3,526,863

OFFICE
  Bryarwood 85, Atlanta, Georgia            1,000,000        3,053,188          20,132     1,000,000       2,815,523      3,815,523
                                        -------------   --------------  --------------  ------------  --------------  -------------

                                        $   2,470,000   $    5,275,601  $       44,290  $  2,470,000  $    4,872,386  $   7,342,386
                                        =============   ==============  ==============  ============  ==============  =============

                                           ACCUMULATED       DATE OF        DATE
             DESCRIPTION                   DEPRECIATION    CONSTRUCTION   ACQUIRED

RETAIL
  Lakeside Plaza, Stockton, California    $      32,280         1981      6/26/98

OFFICE
  Bryarwood 85, Atlanta, Georgia                 15,523         1969      9/24/98
                                          -------------

                                          $      47,803
                                          =============


RECONCILIATION OF BEGINNING AND ENDING
BALANCES                                                 1998

Rental Properties:
  Balance at beginning of year                  $           0

  Lakeside Plaza Acquisition                        3,692,413
  Bryarwood 85 Acquisition                          4,053,188

  Improvements                                         44,290
  Impairment Losses1                                 (447,505)
                                                -------------

Balance at end of year                          $   7,342,386
                                                =============


Accumulated Depreciation:
  Balance at beginning of year                  $           0
  Depreciation for year                                47,803
                                                -------------

Balance at end of year                          $      47,803
                                                =============

(1) All real estate properties are held for sale as of December 31, 1998, and are accounted for at lower of cost or market value less costs to sell, resulting in impairment losses on Lakeside Plaza and Bryarwood 85 of $189,708 and $257,797, respectively.

CHASTAIN CAPITAL CORPORATION                                        SCHEDULE IV

CONSOLIDATED SCHEDULE OF MORTGAGE AND MEZZANINE LOANS ON REAL ESTATE AS OF DECEMBER 31, 1998



                                                                                                            Carrying    Balloon
                                 Interest/      Final                  Periodic                   Face       Amount     Payment
                                  Coupon      Maturity                 Payment                  Amount of      of          at
                 Description       Rate         Date                    Terms                   Mortgages   Mortgages   Maturity

Mortgage Loans:
  First mortgage loan on office                          Principal and interest amortizing
    building in Tennessee          7.11%     08/01/2008  at stated interest rate Prepayment
                                                         penalty: defeasance                   16,000,000   15,150,400
Mezzanine Loans:
  Mezzanine loan on an office                            Interest only
    building in New York          12.00%     05/01/2007  Prepayment lockout until April 30,
                                                         2002, yield maintenance thereafter
  Mezzanine loan on apartment                            through April 30, 2006                21,000,000   20,375,414   21,000,000
    complex in Texas               10.63% ** 08/01/2008
                                                         Principal and interest amortizing
  Mezzanine loan on retail                               at stated interest rate Prepayment
    properties in various states   9.69% *   05/01/2005  prohibited for first 12 months of
                                                         loan term                              2,800,000    2,374,257           --
  Mezzanine loan on a hotel
    in England                    11.77% *   06/30/2003  Interest only; variable interest
                                                         rate 400 basis points over one-month
  Mezzanine loan on a retail                             Libor rate.  No prepayment penalties   4,570,896    4,029,311    5,000,000
    property in Florida           10.57% **  07/01/2008
                                 -------                 Interest only quarterly; variable
                                                         interest rate based on 400 basis
                                                         points over 90 day sterling
                                                         Libor rate. No prepayment penalty     19,647,200   16,764,264

                                                         Principal and interest amortizing
                                                         at stated interest rate Prepayment
                                                         lockout for 12 months, yield
                                                         maintenance thereafter through
                                                         August, 2004, penalty to realize
                                                         of IRR of 10 year Treasury plus
                                                         spread thereafter                      1,000,000      831,100           --
                                                                                               ----------   ----------   ----------

                                                                                               65,018,096   59,524,746   26,000,000
                                                                                               ==========   ==========   ==========

* Interest rates are for year ended December 31, 1998 however, these interest rates are adjustable from period to period.
** Interest rates represent stated coupon rates written into the contract. The yield to maturities for the apartment complex and retail property are 12% and 11.82% respectively.


Reconciliation of Beginning and Ending
Balances                                                  1998

  Balance at beginning of year                $              0
       Additions during year:
          New mortgage loans                        90,110,000
          New mezzanine loans                       52,798,096
          Capitalized costs                             75,740
                                              ----------------
                                                   142,983,836
                                              ----------------

       Deductions during year
          Collections of principal                    (244,342)
          Cost of mortgages sold                   (74,076,921)
          Amortization of premium/discount            (144,526)
          Impairment write-downs                    (8,993,301)
                                              ----------------
Balance at end of year                        $     59,524,746
                                              ================

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                   PAGE IN THIS
                                                                   ANNUAL REPORT
                                                                   ON FORM 10-K
                                                                   -------------
(a)1.  Financial Statements:

Independent Auditors' Report                                             25
Consolidated Balance Sheets                                              26
Consolidated Statements of Operations                                    27
Consolidated Statements of Changes in Shareholders' Equity               28
Consolidated Statements of Cash Flows                                    29
Notes to Consolidated Financial Statements                               31

(a)2.  Financial Statement Schedules:

Schedule III.  Real Estate and Accumulated Depreciation

Schedule IV.   Mortgage Loans on Real Estate

(a)3.  Exhibits

       (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference.)

EXHIBIT
NUMBER     NUMBER DESCRIPTION
-------    ------------------
3.1*    -- Form of Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1 to Company's Registration Statement
           on Form S-11 (Reg. No. 333-42629) ("S-11")).

3.2*    -- Bylaws of the Company (Exhibit 3.2 to the S-11).

10.1*   -- Form of Management Agreement (Exhibit 10.1 to the S-11).

10.2*   -- Form of Registration Rights Agreement between the Company and Yarmouth Lend Lease Holdings, Inc. (Exhibit 10.2 to
           the S-11).

10.3*   -- Form of Registration Rights Agreement between the Company and FBR Asset Investment Corporation (Exhibit 10.3 to the
           S-11).

10.4*   -- Chastain Capital Corporation 1998 Non-Incentive Stock Option Plan (Exhibit 10.4 to the S-11).

10.5*   -- Chastain Capital Corporation Directors Stock Incentive Plan (Exhibit 10.5 to the S-11).

10.6*   -- Form of Agreement of Limited Partnership of Chastain Capital Investments, L.P. (Exhibit 10.6 to the S-11).

10.7*   -- Master Loan and Security Agreement between Chastain Capital Corporation and Morgan Guaranty Trust Company of New York
           dated May 15, 1998 (Exhibit 10.1 to Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 ("June
           30, 1998 10-Q").

10.8*   -- Master Loan and Security Agreement between Chastain Capital Corporation and Morgan Stanley Mortgage Capital dated May
           15, 1998 (Exhibit 10.2 to the June 30, 1998 10-Q).

10.9    -- Waiver, dated as of October 22, 1998, to the Master Loan and Security Agreement, dated as of May 15, 1998, between
           Chastain Capital Corporation and Morgan Guaranty Trust Company of New York.

10.10*  -- Master Assignment Agreement among Chastain Capital Corporation, Merrill Lynch Mortgage Capital, Inc., and Merrill Lynch
           Capital Services, Inc. (Exhibit 10.3 to Company's Quarterly report on Form 10-Q for the Quarter ended September 30, 1998
           ("September 30, 1998 10-Q").

10.11*  -- Amendment No. 1, dated as of October 23, 1998, to Master Assignment Agreement among Chastain Capital Corporation, Merrill
           Lynch Mortgage Capital, Inc., and Merrill Lynch Capital Services, Inc. (Exhibit 10.4 to September 30, 1998 10-Q).

10.12   -- Waiver, dated as of November 5, 1998, to the Master Loan and Security Agreement, dated as of May 15, 1998 (as amended, supplemented or otherwise modified prior to the date thereof), between Chastain Capital Corporation and Morgan Guaranty
           Trust Company of New York.

10.13   -- Waiver, dated as of November 6, 1998, to the Master Loan and Security Agreement, dated as of May 15, 1998 (as amended supplemented or otherwise modified prior to the date thereof), between Chastain Capital Corporation and Morgan Guaranty
           Trust Company of New York.

10.14*  -- Subordinated Loan Agreement dated as of November 13, 1998 between Chastain Capital Corporation and Lend Lease Investments
           Holdings, Inc. (Exhibit 10.1 to September 30, 1998 10-Q).

10.15*  -- Amendment and Agreement, dated as of November 13, 1998, to and in respect of the Master Loan and Security Agreement, dated as of May 15, 1998, between Chastain Capital Corporation and Morgan Guaranty Trust Company of New York (Exhibit
           10.2 to September 30, 1998 10-Q).

10.16      Mortgage Loan Purchase Agreement, dated as of November 16, 1998, between Chastain Capital Corporation and Morgan Guaranty
           Trust Company of New York.

10.17   -- Amendment No. 2, dated as of January 27, 1999, to Master Assignment Agreement among Chastain Capital Corporation, Merrill
           Lynch Mortgage Capital, Inc. and Merrill Lynch Capital Services, Inc.

10.18   -- Amendment, dated as of January 29, 1999, to the Master Loan and Security Agreement, dated as of May 15, 1998 (as amended, supplemented and otherwise modified prior to the date thereof), between Chastain Capital Corporation and Morgan
           Guaranty Trust Company of New York.

10.19   -- Amendment No. 3, dated as of February 25, 1999, to Master Assignment Agreement among Chastain Capital Corporation,
           Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Capital Services, Inc.

10.20   -- Extension Amendment, dated as of March 29, 1999, to and in respect of the Master Loan and Security Agreement, dated as of May 15, 1998 (as amended, supplemented or otherwise modified prior to the date thereof), between Chastain Capital
           Corporation and Morgan Guaranty Trust Company of New York.

10.21   -- Extension Amendment, dated as of March 30, 1999, to and in respect of the Subordinated Loan Agreement, dated as of
           November 13, 1998 (as amended, supplemented or otherwise modified prior to the date thereto), between Chastain Capital
           Corporation and Lend Lease Investments Holdings, Inc.

21.1*   -- List of Subsidiaries of the Company (Exhibit 21.1 to the S-11).

27.1    -- Financial Data Schedule (for SEC filing purposes only).


(b)    Reports on Form 8-K

     The Company did not file any Form 8-K's for the period covered by this report.


(c)     Exhibits

        See Item 14(a)(3) above.

Signatures.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1999.


                                         CHASTAIN CAPITAL CORPORATION


                                   By:   /s/Kurt L. Wright
                                         --------------------------------------
                                         Kurt L. Wright
                                         Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.

                                         /s/Matthew Banks
                                         --------------------------------------
                                         Matthew Banks
                                         Chairman of the Board


                                         /s/Kurt L. Wright
                                         --------------------------------------
                                         Kurt L. Wright
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer)


                                         /s/Steven G. Grubenhoff
                                         --------------------------------------
                                         Steven G. Grubenhoff
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)


                                         /s/Harald R. Hansen
                                         --------------------------------------
                                         Harald R. Hansen
                                         Director



                                         --------------------------------------
                                         Elizabeth Kennan
                                         Director



                                         --------------------------------------
                                         W.J. Smith
                                         Director

                                  EXHIBIT INDEX

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission as indicated in parentheses and incorporated herein by reference.)

    Exhibit No.                           Description
    -----------                           -----------
    3.1*    -- Form of Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1 to Company's Registration
               Statement on Form S-11 (Reg. No. 333-42629) ("S-11")).

    3.2*    -- Bylaws of the Company (Exhibit 3.2 to the S-11).

    10.1*   -- Form of Management Agreement (Exhibit 10.1 to the S-11).

    10.2*   -- Form of Registration Rights Agreement between the Company and Yarmouth Lend Lease Holdings, Inc. (Exhibit 10.2 to
               the S-11).

    10.3*   -- Form of Registration Rights Agreement between the Company and FBR Asset Investment Corporation (Exhibit 10.3 to the
               S-11).

    10.4*   -- Chastain Capital Corporation 1998 Non-Incentive Stock Option Plan (Exhibit 10.4 to the S-11).

    10.5*   -- Chastain Capital Corporation Directors Stock Incentive Plan (Exhibit 10.5 to the S-11).

    10.6*   -- Form of Agreement of Limited Partnership of Chastain Capital Investments, L.P. (Exhibit 10.6 to the S-11).

    10.7*   -- Master Loan and Security Agreement between Chastain Capital Corporation and Morgan Guaranty Trust Company of New York
               dated May 15, 1998 (Exhibit 10.1 to Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998
               ("June 30, 1998 10-Q").

    10.8*   -- Master Loan and Security Agreement between Chastain Capital Corporation and Morgan Stanley Mortgage Capital dated May
               15, 1998 (Exhibit 10.2 to the June 30, 1998 10-Q).

    10.9    -- Waiver, dated as of October 22, 1998, to the Master Loan and Security Agreement, dated as of May 15, 1998, between
               Chastain Capital Corporation and Morgan Guaranty Trust Company of New York.

    10.10*  -- Master Assignment Agreement among Chastain Capital Corporation, Merrill Lynch Mortgage Capital, Inc., and Merrill
               Lynch Capital Services, Inc. (Exhibit 10.3 to Company's Quarterly report on Form 10-Q for the Quarter ended September
               30, 1998 ("September 30, 1998 10-Q").

    10.11*  -- Amendment No. 1, dated as of October 23, 1998, to Master Assignment Agreement among Chastain Capital Corporation,
               Merrill Lynch Mortgage Capital, Inc., and Merrill Lynch Capital Services, Inc. (Exhibit 10.4 to September 30, 1998
               10-Q).

    10.12   -- Waiver, dated as of November 5, 1998, to the Master Loan and Security Agreement, dated as of May 15, 1998 (as amended, supplemented or otherwise modified prior to the date thereof), between Chastain Capital Corporation and
               Morgan Guaranty Trust Company of New York.

    10.13   -- Waiver, dated as of November 6, 1998, to the Master Loan and Security Agreement, dated as of May 15, 1998 (as amended supplemented or otherwise modified prior to the date thereof), between Chastain Capital Corporation and Morgan
               Guaranty Trust Company of New York.

    10.14*  -- Subordinated Loan Agreement dated as of November 13, 1998 between Chastain Capital Corporation and Lend Lease
               Investments Holdings, Inc. (Exhibit 10.1 to September 30, 1998 10-Q).

    10.15*  -- Amendment and Agreement, dated as of November 13, 1998, to and in respect of the Master Loan and Security Agreement, dated as of May 15, 1998, between Chastain Capital Corporation and Morgan Guaranty Trust Company of New York (Exhibit
               10.2 to September 30, 1998 10-Q).

    10.16   -- Mortgage Loan Purchase Agreement, dated as of November 16, 1998, between Chastain Capital Corporation and Morgan
               Guaranty Trust Company of New York.

    10.17   -- Amendment No. 2, dated as of January 27, 1999, to Master Assignment Agreement among Chastain Capital Corporation,
               Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Capital Services, Inc.

    10.18   -- Amendment, dated as of January 29, 1999, to the Master Loan and Security Agreement, dated as of May 15, 1998 (as amended, supplemented and otherwise modified prior to the date thereof), between Chastain Capital Corporation and
               Morgan Guaranty Trust Company of New York.

    10.19   -- Amendment No. 3, dated as of February 25, 1999, to Master Assignment Agreement among Chastain Capital Corporation,
               Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Capital Services, Inc.

    10.20   -- Extension Amendment, dated as of March 29, 1999, to and in respect of the Master Loan and Security Agreement, dated as of May 15, 1998 (as amended, supplemented or otherwise modified prior to the date thereof), between Chastain
               Capital Corporation and Morgan Guaranty Trust Company of New York.

    10.21   -- Extension Amendment, dated as of March 30, 1999, to and in respect of the Subordinated Loan Agreement, dated as of
               November 13, 1998 (as amended, supplemented or otherwise modified prior to the date thereto), between Chastain
               Capital Corporation and Lend Lease Investments Holdings, Inc.

    21.1*   -- List of Subsidiaries of the Company (Exhibit 21.1 to the S-11).

    27.1    -- Financial Data Schedule (for SEC filing purposes only).