Form 10-K405/A
period 1998-12-31
CHASTAIN CAPITAL CORP
filed 1999-05-03
CIK 1051491

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                             ---------------------

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

       Registrant's telephone number, including area code: (404) 848-8871

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate the aggregate market value of the voting and non-voting common equity held by non-affiliates. $27,613,436 as of March 31, 1999.

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date. 7,346,778 shares of common stock outstanding as of March 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     NONE.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, as amended, Chastain Capital Corporation (the "Company") hereby amends the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1999 (the "Annual Report"). This Amendment No. 1 to the Annual Report adds the information required by Part III of Form 10-K in accordance with General Instruction G to Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     Matthew Banks, 37, has served as Chairman of the Board since the Company's inception in December 1997. Mr. Banks has been Chief Executive Officer of Lend Lease since June 1997, responsible for its overall management as well as Lend Lease's worldwide real estate investment management and advisory business. From 1995 to June 1997, he served as Chief Executive Officer of Lend Lease Property Investment Services Group in Australia. From 1992 to 1995, he served in various positions within Lend Lease, including Senior Project Manager, Branch Manager, Development Manager, and General Manager.

     Kurt L. Wright, 39, has served as a director and Chief Executive Officer of the Company since its inception in December 1997 and as President of the Company since March 1999. Mr. Wright has been Executive Vice President of Lend Lease since April 1997 and currently heads Lend Lease's Mortgage Debt and Public Markets Group, which is responsible for all CMBS and REIT share management, loan originations and securitization and high-yield investing. From 1995 to 1997, he was Senior Vice President responsible for portfolio management for the Buckhead Strategic Fund series and ERE Hyperion Capital Advisors. From 1993 to 1995, Mr. Wright was a Vice President responsible for mortgage research, product development and marketing activities within the Mortgage Investors Group.

     Harald R. Hansen, 67, has served as a director of the Company since February 1998. He served as chairman of First Union National Bank of Georgia from January 1989 until his retirement in September 1996. From January 1989 to April 1996, he also served as Chief Executive Officer of First Union National Bank of Georgia and prior to that he was executive vice president in charge of the General Banking Group of First Union National Bank of Georgia.

     Elizabeth T. Kennan, 61, has served as a director of the Company since February 1998. She has been President Emeritus of Mount Holyoke College since 1995. She was President and Professor of History of Mount Holyoke College from 1978 until 1995. Dr. Kennan is a director of Talbots Inc., the Putnam Funds, Northeast Utilities, and Bell Atlantic Corporation.

     W.J. Smith, 66, has served as a director of the Company since February 1998. Mr. Smith has been President of W.J.S. & Associates, a company that provides real estate consultant services to public pension funds and real estate advisors to pension funds, since December 1991. Mr. Smith currently serves on the board of directors of Shurgard Storage Centers and Franchise Finance Corporation of America.

MEETINGS OF THE BOARD OF DIRECTORS

     During 1998, the Board of Directors held a total of   meetings. All of the
directors attended at least 75% of all Board and committee meetings in 1998.

COMPENSATION OF DIRECTORS

     The Company pays each director who is not an employee of Lend Lease (each an "Independent Director") an annual director's fee equal to $30,000 per annum, consisting of $15,000 in cash and $15,000 in shares of Common Stock. In April 1998, Messrs. Hansen and Smith and Dr. Kennan each received 1,000 shares of Common Stock. The number of shares of Common Stock to be awarded to each Independent

Director will be determined annually on the date of the Annual Meeting of Shareholders by dividing $15,000 by the average closing price of the Common Stock for the preceding ten business days. The shares of Common Stock are vested when issued. Each Independent Director was also paid a fee of $1,000 for each meeting of the Board of Directors over four attended in person by such Independent Director. All directors are reimbursed for their costs and expenses in attending all meetings of the Board of Directors and its committees. Messrs. Banks and Wright are not separately compensated by the Company for their service on the Board of Directors. In addition, each of the members of the Special Committee (as defined below) was paid $4,500 in additional fees for service on the committee.

COMMITTEES OF THE BOARD OF DIRECTORS

     Audit Committee. The Board of Directors has established an Audit Committee that consists of Mr. Hansen and Dr. Kennan. Mr. Hansen serves as the chairman of the Audit Committee. The Audit Committee is responsible for recommending to the Board the firm to be employed as independent auditors of the Company, reviewing with the independent auditor the Company's financial statements and internal accounting controls and the plans and results of the audit engagement, approving the professional services provided by the independent auditor, reviewing the independence of the independent auditor, considering the range of audit and non-audit fees and reviewing the adequacy of the Company's internal accounting
controls. During 1998, the Audit Committee held   meetings.

     Compensation Committee. The Board of Directors has established a Compensation Committee that consists of Messrs. Smith and Hansen and Dr. Kennan. Mr. Smith serves as the chairman of the Compensation Committee. The Compensation Committee is responsible for making recommendations, at least annually, to the Board of Directors regarding the policies of the Company relating to, and the amounts and terms of, all compensation of executive officers of the Company and administering and discharging in full the authority of the Board with respect to the Company's Stock Option Plan. During 1998, the Compensation Committee held meetings.

     Special Committee. During the third and fourth quarter of 1998, developments in the debt and equity markets resulted in a significant impact in the value of the Company's portfolio and credit available. As a result, on October 21, 1998, the Board of Directors formed a special committee of Independent Directors (the "Special Committee") to (i) review and evaluate the short term and long term strategic alternatives available to the Company and report its recommendations to the full Board of Directors and (ii) negotiate the terms of and approve any action that the Special Committee determines involves a conflict of interest with Lend Lease. Harald R. Hansen, Elizabeth Kennan and W.J. Smith, the Independent Directors of the Board, were appointed to serve on the Special Committee. The Special Committee has engaged Alston & Bird LLP as its independent counsel and Chase Securities, Inc. as its independent financial advisor. Since its formation, the Special Committee has discussed and approved the restructuring of the credit facilities with Morgan Guaranty Trust and Merrill Lynch and the terms of the unsecured subordinated debt provided by an affiliate of Lend Lease. During 1998, the Special Committee held 10 meetings.

     The Company does not have a nominating committee.

EXECUTIVE OFFICERS

     The executive officers of the Company and their positions are described below, together with a biographical summary of the experience of such officers for the past five years. The executive officers serve at the discretion of the Board of Directors.

NAME                                                   AGE   POSITION WITH THE COMPANY
----                                                   ---   -------------------------
Kurt L. Wright.......................................  39    President and Chief Executive Officer
D. Michael Jett......................................  49    Chief Operating Officer
Steven G. Grubenhoff.................................  35    Chief Financial Officer
Samuel F. Hatcher....................................  53    Secretary

     D. Michael Jett has served as Chief Operating Officer of the Company since its inception. He has been Senior Vice President of Lend Lease since 1992. Since 1995, Mr. Jett has been responsible for coordinating new equity acquisitions for three Lend Lease division offices.

     Steven G. Grubenhoff has served as Chief Financial Officer of the Company since its inception. He was a Vice President of Lend Lease from 1995 to 1998 and has been a Senior Vice President of Lend Lease since 1998. In addition, Mr. Grubenhoff has served as chief financial officer for two commingled opportunistic real estate limited partnerships since 1995. Mr. Grubenhoff's responsibilities have included all financial reporting requirements, developing portfolio financial strategies, ensuring that optimum tax and legal structures are being utilized; performing financial due diligence on new investments and managing interest rate exposures.

     Samuel F. Hatcher has served as Secretary of the Company since its inception. He has been Senior Executive Vice President and General Counsel for Lend Lease since June 1997 and, prior thereto, was Executive Vice President and General Counsel of Equitable Real Estate Investment Management, Inc. ("ERE") since 1989.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company has not paid, and does not intend to pay, any annual compensation to the Company's executive officers for their services as executive officers. However, the Company has established a Compensation Committee, which is responsible for making recommendations, at least annually, to the Board of Directors regarding the policies of the Company relating to, and the amounts and terms of, all compensation of executive officers of the Company and administering and discharging in full the authority of the Board with respect to the Company's Stock Option Plan.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and notes thereto set forth information, as of March 31, 1999 (unless otherwise indicated), with respect to the beneficial ownership of shares of Common Stock (i) by persons known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) by each director and (iii) by the directors and executive officers of the Company as a group, based upon information furnished to the Company by such persons. The executive officers of the Company, other than the Chief Executive Officer, are not included individually because they receive no compensation from the Company. Except as otherwise indicated, each person included in the table exercises sole voting and dispositive power over such shares.

                                                               NUMBER OF SHARES     PERCENT OF
NAME OF BENEFICIAL OWNER                                      BENEFICIALLY OWNED     CLASS(1)
------------------------                                      ------------------    ----------
DIRECTORS AND CHIEF EXECUTIVE OFFICER
Matthew Banks(2)............................................            469               *
Harald R. Hansen(3).........................................          3,800               *
Samuel F. Hatcher(4)........................................            469               *
Elizabeth Kennan(5).........................................          2,400               *
W.J. Smith(6)...............................................          2,400               *
Kurt L. Wright(7)...........................................          9,332               *
All executive officers and directors as a group (8
  persons)(8)...............................................         22,870               *
OTHER FIVE PERCENT HOLDERS
Friedman, Billings, Ramsey Group, Inc.(9)...................        968,847            13.2%
Capital Guardian Trust Company(10)..........................        943,000            12.8%
Putnam Investments, Inc.(11)................................        507,900             6.9%
Lend Lease Investment Holdings, Inc.(12)....................      1,254,481            17.0%

---------------

   * Less than 1%
 (1) Based on an aggregate of 7,346,778 shares of Common Stock issued and outstanding as of April 24, 1999. Assumes that all options beneficially owned by the person are exercised. The total number of shares outstanding used in calculating this percentage assumes that none of the options beneficially owned by other persons are exercised.
 (2) Includes 134 shares of Common Stock issuable upon the exercise of outstanding options.
 (3) Includes 800 shares of Common Stock issuable upon the exercise of outstanding options.
 (4) Includes 134 shares of Common Stock issuable upon the exercise of outstanding options.
 (5) Includes 400 shares of Common Stock issuable upon the exercise of outstanding options.
 (6) Includes 400 shares of Common Stock issuable upon the exercise of outstanding options.
 (7) Includes 2,666 shares of Common Stock issuable upon the exercise of outstanding options.
 (8) Includes 4,534 shares of Common Stock issuable upon the exercise of outstanding options.
 (9) Represents shares owned by Friedman, Billings, Ramsey Group, Inc. ("FBR") and certain affiliates of FBR. FBR has sole voting power over 968,847 shares of Common Stock and sole dispositive power over 968,847 shares of Common Stock. This information is included in reliance on a Schedule 13G filed by FBR with the Securities and Exchange Commission ("the SEC") on February 16, 1999. FBR's address is 1001 19th Street North, Arlington, VA 22209-1710.
(10) This information is included in reliance on a Schedule 13G filed by Capital Guardian Trust Company ("CGT") with the SEC on February 16, 1999. CGT has sole voting power over 668,000 shares of Common Stock and sole dispositive power over 943,000 shares of Common Stock. CGT's address is 11100 Santa Monica Boulevard, Los Angeles, CA 90025-3384.
(11) Represents shares beneficially owned by Putnam Investments, Inc. ("PI"), Marsh & McLennan Companies, Inc. and certain subsidiaries of PI. PI has sole voting power over 0 shares of Common Stock, sole dispositive power over 0 shares of Common Stock and shared dispositive power over 507,900 shares of Common Stock. This information is included in reliance on a
     Schedule 13G filed by PI with the SEC on February 12, 1999. PI's address is One Post Office Square, Boston, Massachusetts 02109.
(12) This information is included in reliance on a Schedule 13D filed by Lend Lease Investment Holdings, Inc. ("LLIH") (formerly ERE Yarmouth Holdings, Inc.) with the SEC on May 8, 1998. LLIH has sole voting power over 1,254,481 shares of Common Stock and sole dispositive power over 1,254,481 shares of Common Stock. LLIH's address is 3424 Peachtree Road, Suite 800, Atlanta, GA 30326.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

     The Manager, subject to the supervision of the Board of Directors of the Company, manages the Company pursuant to a management agreement. The management agreement provides for an annual base management fee, calculated and paid quarterly based upon 1% of the "Average Invested Assets" (as defined below) of the Company for such quarter for the first four fiscal quarters commencing with the fiscal quarter ended June 30, 1998. In subsequent fiscal quarters, the annual base management fee is equal to 0.85% of the Average Invested Assets up to $1 billion, 0.75% of the Average Invested Assets from $1 billion to $1.25 billion and 0.50% of the Average Invested Assets in excess of $1.25 billion. The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including a proportionate amount of the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar non-cash reserves, less (i) uninvested cash balances and (ii) the book value of the Company's CMO liabilities, computed by dividing (a) the sum of such values for each of the three months during such quarter (based on the book value of such assets as of the last day of each month) by (b) three.

     The Manager is also entitled to receive incentive compensation for each fiscal quarter in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) "Funds From Operations" (as defined below) before the incentive fee of the Company for the applicable quarter per weighted average number of shares of Common Stock outstanding plus (or minus) (b) gains (or losses) from debt restructuring or sales of assets not included in Funds From Operations of the Company for such quarter per weighted average number of shares of Common Stock outstanding, exceeds (2) an amount equal to (a) the weighted average of the price per share at the initial public offering and the prices per share at any secondary offerings by the Company multiplied by (b) 25% of the sum of the Ten-Year U.S. Treasury Rate plus four percent, and (B) the weighted average number of shares of Common Stock outstanding. The quarterly incentive fee is non-cumulative. "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts means net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after deduction of preferred stock dividends, if any, and similar adjustments for unconsolidated partnerships and joint ventures. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

     The Manager is reimbursed for (or charges the Company directly for) the Manager's out-of-pocket costs incurred in performing its duties under the management agreement. There is no cap on the reimbursement of out-of-pocket expenses.

     The ability of the Company to generate Funds from Operations in excess of the Ten-Year U.S. Treasury Rate, and of the Manager to earn the incentive compensation described in the above table, is dependent upon the level and volatility of interest rates, the Company's ability to react to changes in interest rates and other factors, many of which are not within the Company's control.

     The management fees are payable in arrears. The Manager's base and incentive fees are calculated by the Manager within 45 days after the end of each quarter, and such calculation is delivered to the Company. The Company is obligated to pay such fees and expenses within 60 days after the end of each fiscal quarter.

     The Manager is expected to use the proceeds from its base management fee and incentive compensation in part to pay compensation to its officers who, although they also are officers of the Company, receive no cash compensation directly from the Company. During 1998, the Manager earned $1,096,562 in base management fees and no incentive fees. There were approximately $671,000 expenses for which the Company reimbursed the Manager.

TRANSACTIONS WITH THE MANAGER AND ITS AFFILIATES

     On April 28, 1998, concurrently with the completion of its initial public offering, the Company issued and sold 897,678 shares of Common Stock to Lend Lease Investment Holdings, Inc. ("LLIH"), an indirect wholly owned subsidiary of the Manager. The purchase price was $13.95 per share, for an aggregate purchase price of approximately $12.5 million.

     On November 13, 1998, the Company entered into a subordinated loan agreement with LLIH (the "LLIH Agreement"). The agreement provided for a $40 million line of credit for the Company. The Company made an initial draw of $17 million under the LLIH Agreement. As of December 31, 1998, borrowings under the LLIH Agreement were $9 million. Amounts borrowed under the LLIH Agreement accrued interest at a rate of 14% per annum through January 31, 1999, and 16% thereafter. The Company accrued a total of approximately $141,000 in interest expenses with respect to borrowings under the LLIH Agreement in 1998. The Company repaid all of the outstanding indebtedness under the LLIH Agreement on April 5, 1999, and the agreement was terminated. Reference is also made to the disclosure under the caption "Option Plan" in Item 1 to the Company's Annual Report on Form 10-K filed on March 31, 1999, which is incorporated herein by this reference.

EXECUTIVE OFFICERS AND DIRECTORS

     In addition to being Chairman of the Board of Directors, Matthew Banks is Chief Executive Officer of the Manager. Kurt L. Wright, the Company's President and Chief Executive Officer, is Executive Vice President of the Manager. Similarly, each of the executive officers of the Company is employed by the Manager.

TRANSACTIONS WITH SIGNIFICANT SHAREHOLDERS

     An affiliate of FBR, listed above as a holder of more than 5% of the Common Stock, acted as a managing underwriter for the Company's initial public offering in April 1997. Concurrently with the initial public offering, the Company issued in a private placement 700,000 shares of Common Stock to an affiliate of FBR at a purchase price of $13.95 per share, with total proceeds to the Company of $22,287,608.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 1999.

                                          CHASTAIN CAPITAL CORPORATION

                                          By:     /s/ KURT L. WRIGHT
                                          --------------------------------------
                                                      Kurt L. Wright
                                           Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 1999.

                                                   /s/ MATTHEW BANKS

                                          --------------------------------------
                                                      Matthew Banks
                                                  Chairman of the Board

                                                  /s/ KURT L. WRIGHT

                                          --------------------------------------
                                                      Kurt L. Wright
                                           Chief Executive Officer and Director
                                              (Principal Executive Officer)

                                               /s/ STEVEN G. GRUBENHOFF

                                          --------------------------------------
                                                   Steven G. Grubenhoff
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                                                 /s/ HARALD R. HANSEN

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