Form 10-Q
period 1999-03-31
CHASTAIN CAPITAL CORP
filed 1999-05-12
CIK 1051491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1999
                                 --------------

                                       OR

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

     For the transition period from ______________ to _____________________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,346,778 shares of
                                                            -------------------
common stock outstanding as of May 10, 1999
------------------------------------------

                          CHASTAIN CAPITAL CORPORATION

                                    CONTENTS

PART  I - FINANCIAL INFORMATION

         Item 1 - Financial Statements:

                  Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
                    and December 31, 1998 (Audited)
                  Consolidated Statement of Operations for the three months
                    ended March 31, 1999 (Unaudited)
                  Consolidated Statement of Changes in Shareholders' Equity
                    for the three months ended March 31, 1999 (Unaudited)
                  Consolidated Statement of Cash Flows for the three
                    months ended March 31, 1999 (Unaudited)
                  Notes to Consolidated Financial Statements

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk

PART II - OTHER INFORMATION

         Items 1 through 6
         Signatures

PART I.         FINANCIAL INFORMATION

Item 1.   Financial Statements

                          CHASTAIN CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 1999 (Unaudited) AND
                           DECEMBER 31, 1998 (Audited)

                                                                          March 31,          December 31,
                                                                            1999                1998
                                                                        -------------       -------------
ASSETS
Commercial mortgage-backed securities (CMBS) available-for-sale,
   at fair value                                                        $  20,973,395       $  71,567,475
Mezzanine loan investments                                                 44,115,499          44,374,346
Mortgage loan investments                                                          --          15,150,400
Real estate investment held for sale, net                                   3,496,460           7,294,583
Cash and short-term investments                                             8,875,695          11,957,616
Escrow cash                                                                        --           2,138,011
Accrued interest receivable                                                   277,214           1,153,989
Other assets                                                                  440,245             876,006
                                                                        =============       =============

       Total assets                                                     $  78,178,508       $ 154,512,426
                                                                        =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Short-term borrowings                                                   $          --       $  61,918,156
Subordinated debt to related party                                          8,500,000           9,000,000
Borrowings under repurchase agreement                                              --           7,926,375
Treasury locks payable                                                     10,845,075          10,887,660
Accrued management fees                                                       279,469             438,842
Accrued interest expense                                                       28,713             374,759
Accrued expenses and other liabilities                                        281,348           4,127,931
                                                                        -------------       -------------

       Total liabilities                                                   19,934,605          94,673,723
                                                                        -------------       -------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares, no shares issued
Common stock, $.01 par value.  Authorized 200,000,000 shares,
   7,346,778 issued and outstanding at March 31, 1999 and
   December 31, 1998                                                           73,468              73,468
Additional paid-in capital                                                108,692,169         108,692,169
Distributions in excess of earnings:
   Accumulated losses from operations                                     (37,036,193)        (38,105,018)
   Accumulated losses from sale of assets                                 (10,230,302)         (7,566,677)
   Dividends paid                                                          (3,255,239)         (3,255,239)
                                                                        -------------       -------------

       Total distributions in excess of earnings                          (50,521,734)        (48,926,934)
                                                                        -------------       -------------

       Total shareholders' equity                                          58,243,903          59,838,703
                                                                        -------------       -------------

       Total liabilities and shareholders' equity                       $  78,178,508       $ 154,512,426
                                                                        =============       =============


          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                                  For the Three
                                                   Months Ended
                                                  March 31, 1999
                                                  --------------
REVENUE:
Interest income on CMBS                            $ 1,833,192
Interest income on mezzanine loan investments        1,208,003
Interest income on mortgage loan investments             9,739
Rental income                                          297,005
Other income                                            11,497
Other interest income                                   90,906
                                                   -----------

       Total revenue                                 3,450,342
                                                   -----------

OPERATING EXPENSES:
Interest expense                                     1,236,354
Management fees                                        279,469
General and administrative expense                      99,326
Real estate operating expenses                         110,914
Depreciation and amortization                          135,926
Impairment loss on CMBS                                470,528
Loss on termination of interest rate collar             49,000
                                                   -----------

       Total operating expenses                      2,381,517
                                                   -----------

OPERATING INCOME BEFORE ASSET SALES                  1,068,825
REALIZED LOSSES ON SALE OF ASSETS
Loss on sale of CMBS                                 2,561,102
Loss on sale and settlement of mortgage loans           97,929
Loss on sale of real estate                              4,594
                                                   -----------

NET LOSS                                           $(1,594,800)
                                                   ===========

NET LOSS PER COMMON SHARE:
Basic and Diluted                                  $     (0.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted                                    7,346,778

Chastain Capital Corporation was incorporated on December 16, 1997 and commenced operations on April 23, 1998 (see Note 1).

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                                                     Distributions in Excess of
                                                                     --------------------------
                                                                               Earnings
                                                                               --------
                     Number of                  Additional                                                       Total
                       Shares        Common      Paid-in       Accumulated   Losses from                      Shareholders'
                    Outstanding       Stock      Capital       Operations    Sale of Assets  Dividends Paid      Equity
                    -----------       -----      -------       ----------    --------------  ---------------     ------
Balance at
December 31, 1998      7,346,778    $ 73,468  $108,692,169    $(38,105,018)   $ (7,566,677)   $(3,255,239)     59,838,703

Net loss                                                         1,068,825      (2,663,625)                    (1,594,800)
                    ======================================================================================================

Balance at
March 31, 1999         7,346,778    $ 73,468  $108,692,169    $(37,036,193)   $(10,230,302)   $(3,255,239)    $58,243,903
                    ======================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                                                    For the three
                                                                     months ended
                                                                    March 31, 1999
                                                                    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                           $ (1,594,800)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Impairment loss on investments                                        470,528
   Loss on sale of CMBS                                                2,561,102
   Losses on termination of interest rate collar                          49,000
   Non-cash interest expense on rate lock agreements                     173,415
   Loss on sale and settlement of mortgage loan investments               97,929
   Loss on sale of real estate                                             4,594
   Depreciation and amortization                                         135,926
   Amortization of discount/premium on CMBS available-for-sale          (210,342)
   Amortization of premium on mezzanine loan investment                   75,141
   Net decrease in assets:
      Accrued interest receivable                                        876,775
      Other assets                                                     2,437,846
   Net decrease in liabilities:
      Accrued interest expense                                          (346,047)
      Accrued management fees                                           (159,373)
      Accrued expenses and other liabilities                          (2,955,788)
                                                                    ------------

         Net cash provided by operating activities                     1,615,906
                                                                    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of CMBS available-for-sale                         47,772,792
Proceeds from sale of mortgage loan investment                        15,052,470
Proceeds from sale of real estate investment                           2,904,612
Repayments on loans                                                      183,707
Capital additions to real estate                                          (1,877)
                                                                    ------------

         Net cash provided by investing activities                    65,911,704
                                                                    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of loan facilities                                        (78,344,531)
Proceeds from loan facilities                                          8,000,000
Repayments of interest rate collar                                      (265,000)
                                                                    ------------

    Net cash used by financing activities                            (70,609,531)
                                                                    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (3,081,921)
Cash and cash equivalents at beginning of period                      11,957,616

                                                                    ------------
Cash and cash equivalents at end of period                          $  8,875,695
                                                                    ============
Cash paid for interest                                              $  1,408,985
                                                                    ============

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

In connection with the credit facility amendments, LLIH agreed to provide the Company with up to $40 million of unsecured subordinated debt. An initial advance of $17 million was drawn on November 13, 1998 and the remaining funds were available to be drawn from time to time by the Company through maturity on April 5, 1999. The advances incured interest at the rate of 14% per annum through January 31, 1999 and 16% thereafter. The terms of the subordinated debt were reviewed and approved by a special committee of the Board of Directors consisting of independent directors not affiliated with Lend Lease. The special committee obtained the advice of independent financial advisors and legal counsel in negotiating the terms of the loan.

The amended credit facilities and new subordinated debt agreement provided the Company with the necessary liquidity in the short term to fund its mortgage loan commitments, meet margin calls and hold investments. The Merrill Lynch amendment required the $19 million in outstanding borrowings be repaid on or before January 31, 1999. On January 27, 1999, the Merrill Lynch Agreement was further amended, requiring the borrowings to be repaid on or before February 26, 1999. On February 25, 1999, the Merrill Lynch agreement was again amended, extending the maturity date to March 25, 1999. All outstanding indebtedness under the Merrill Lynch agreement was repaid on March 25, 1999, and the facility was terminated. All indebtedness under the Morgan Guaranty Trust agreement was repaid on March 31, 1999. The LLIH subordinated debt agreement was repaid and terminated on April 5, 1999. The Company continues to evaluate various strategic alternatives available to maximize shareholder value.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 25, 1999, the Board of Directors approved a plan of action to sell off existing assets to meet the debt maturities. From January 25, 1999 to March 31, 1999, the Company sold certain CMBS for total proceeds of $47.8 million, resulting in a realized loss of $14.2 million, of which $11.7 million was recognized in 1998. On March 25, 1999, the Company sold a real estate asset for $3.8 million, resulting in a realized loss of $262,392, of which $257,797 was recognized in 1998.

On April 5, 1999, the Company consummated an agreement (the "GMAC Repo") to sell an office mezzanine loan with a face value of $21 million to General Motors Acceptance Corporation ("GMAC"). The agreement allows the Company to repurchase the investment no later than April 1, 2000. The GMAC Repo generated proceeds of $10.5 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment prior to October 1, 1999. After October 1, 1999, the repurchase price is fixed at $9.6 million. The Company used $8.5 million of the proceeds of the GMAC Repo to repay borrowings from LLIH and will use the remaining proceeds to meet its remaining corporate obligations, which primarily consist of hedging liabilities. The Company is accounting for the GMAC Repo as a financing transaction.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the period ended March 31, 1999, there is no difference between net loss and comprehensive net loss.

CMBS

The Company classifies its CMBS as available-for-sale. Available-for-sale securities are reported at fair value with net unrealized gains and losses reported in comprehensive income (loss) as a separate component of shareholders' equity. The Company recognizes income from CMBS under the effective interest method, using the anticipated yield over the projected life of the investment. The Company recognizes impairment on its CMBS when it determines that the decline in the estimated fair value of its CMBS below cost is other than temporary. Impairment losses are determined by comparing the estimated fair value of a CMBS to its current carrying amount, the difference being recognized as a loss. The Company uses specific identification in determining realized gains/losses on its CMBS.

Mezzanine Loan Investments

The Company purchased and originated certain mezzanine loans to be held as long-term investments. Loans held for investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income, application fee income and direct costs associated with originating or purchasing mezzanine investments have been deferred and the net amount is added to the basis of the loans on the balance sheet. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement, or when the fair value of the loans is below amortized cost and the Company determines that it may not be able to hold the loans until amortized cost is recovered. As a result of the Company's November restructuring and the Board's decision to discontinue new investment activity and to sell assets to repay the Company's indebtedness, it is currently unlikely that the Company will hold its mezzanine loan investments until maturity. The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or Management's estimate of the fair value of the loan.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Real Estate Investments

Real estate assets are stated at cost when purchased and are subsequently reduced by depreciation charges using the straight-line method over the estimated useful lives of the assets. At March 31, 1999, the Company's investment in real estate is classified as held for sale and is carried at the lower of cost or fair value less estimated selling costs.

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

As a result of the turmoil in the credit markets in October 1998, the Company determined that its ability to obtain long-term, fixed-rate financing was no longer probable. On October 23, 1998 the Company terminated all of its treasury locks and incurred a realized loss of $13.3 million in 1998.

On July 13, 1998 the Company entered into a Libor collar in the notional amount of $89 million to mature on July 1, 1999, in order to hedge against rising short term borrowing costs. The collar contract effectively locked in the Company's Libor base rate between a floor of 5.51% and a ceiling of 5.80% during the term. The Company terminated the collar contract on January 27, 1999 and realized a loss of $265,000, of which $216,000 was recognized in 1998.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended, commencing with its first REIT taxable year ended on December 31, 1998. As a REIT, the Company generally is not subject to federal corporate income taxes on net income that it distributes to shareholders, provided that the Company meets certain other requirements for qualification as a REIT under the Code. Because the Company qualifies as a REIT and because the Company is reporting net losses year to date for 1999, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share

Basic net loss per share is computed on the basis of the weighted average number of shares outstanding for the period. Diluted net loss per share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the period. For the three months ending March 31, 1999, all outstanding options to purchase 1,246,253 shares of Common Stock were anti-dilutive. Accordingly, there is no difference between basic and diluted net loss per common share.

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

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2000. The Company is evaluating the eventual impact of FAS 133 on its financial statements.

NOTE 3 - SEGMENT DISCLOSURE

The Company has one reportable segment, real estate investments. At March 31, 1999, the Company's real estate investments included CMBS, mezzanine real estate loans, and a commercial real estate property. The Company uses net income (loss) to measure profit or loss. The Company separately discloses assets, revenue and capital expenditures by type of real estate investment in the consolidated financial statements.

Except for interest income earned on the Company's investment in a British pounds Sterling mezzanine loan, discussed in Note 6, all of the Company's revenue is attributed to investments located in the United States. Revenue information by country is summarized below:

                                     March 31,
                                       1999
                                       ----
         United States ......       $3,001,393
         United Kingdom .....       $  448,949
                  Total .....       $3,450,342

At March 31, 1999, the carrying amount of the Company's British pounds Sterling loan was $16,764,264.

During the three months ending March 31, 1999, the following Company investments accounted for more than 10% of revenue:

Mezzanine loan on an office building in New York              18%
Mezzanine loan on multiple hotels in London, England          13%
B rated CMBS sold in March 1999                               14%

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


     During each fiscal quarter
     Thereafter......................       0.85% per annum of the Average
                                            Invested Assets up to $1 billion

                                            0.75% per annum of the Average
                                            Invested Assets from $1 billion to
                                            $1.25 billion

                                            0.50% per annum of the Average
                                            Invested Assets in excess of
                                            $1.25 billion


The Company incurred base management fees of $279,469 for the three months ended March 31, 1999.

The Management Agreement also provides for a quarterly incentive management fee equal to the product of (A) 25% of the dollar amount by which (1) (a) Funds From Operations (2) (before the incentive fee) of the Company for the applicable quarter per weighted average number of shares of Common Stock outstanding plus
(b) gains (or minus losses) from debt restructuring or sales of assets not included in Funds From Operations of the Company for such quarter per weighted average number of shares of Common Stock outstanding, exceed (2) an amount equal to (a) the weighted average of the price per share at initial offering and the prices per share at any secondary offerings by the Company multiplied by (b) 25% of the sum of the Ten-Year U.S. Treasury Rate plus four percent, and (B) the weighted average number of shares of Common Stock outstanding. No incentive management fees have been earned for the three months ended March 31, 1999.

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


---------------------------
(1) The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including a proportionate amount of the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar non-cash reserves less (i) uninvested cash balances and (ii) the book value of the Company's CMO liabilities, computed by dividing (a) the sum of such values for each of the three months during such quarter (based on the book value of such assets as of the last day of each month) by (b) three.
(2) The term "Funds From Operations" as defined by the National Association of Real Estate Investment Trusts, Inc. means net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring, sales of property and any unusual or non-recurring transactions, plus depreciation and amortization on real estate assets, and after deduction of preferred stock dividends, if any, and similar adjustments for unconsolidated partnerships and joint ventures. Funds From Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN CMBS

The amortized cost and estimated fair value of commercial mortgage-backed securities classified as available-for-sale securities at March 31, 1999 are summarized below. The face value of CMBS was $31,015,870 at March 31, 1999.

                         Weighted                                                          Estimated
                       Average Life      Amortized       Impairment     Amortized Cost       Fair
Security Rating         (in years)         Cost            Losses          Adjusted          Value
---------------         ----------         ----            ------          --------          -----
  CMBS:
  BB+                       14.2       $15,884,875      $ 3,257,525      $12,627,350      $12,627,350
  BB                        14.9        10,517,695        2,171,650        8,346,045        8,346,045
                                       -----------      -----------      -----------      -----------
Total                                  $26,402,570      $ 5,429,175      $20,973,395      $20,973,395
                                                        ===========      ===========      ===========

The estimated fair value of the CMBS is based on either i) the price obtained from the investment banking institutions, which sold the CMBS to the Company, or
ii) an average of at least three quotes received on similarly structured and rated CMBS. The use of different market assumptions, valuation methodologies, changing interest rates, interest rate spreads for CMBS over the U.S. Treasury yields and the timing and magnitude of credit losses may have a material effect on the estimates of fair value. The fair value estimates presented herein are based on pertinent information available as of March 31, 1999.

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

At March 31, 1999, the amortized cost of the Company's investments in CMBS exceeded estimated fair value by $5,429,175. Impairment losses of $4,958,647 on these investments were recognized in 1998. Due to the uncertainty of the Company's ability to hold its CMBS investments until the cost of the CMBS is recovered, the Company determined that the decline in the fair value of its CMBS below amortized cost at March 31, 1999 was other than temporary. Accordingly, the Company carries its investment in CMBS at estimated fair value at March 31, 1999. During the first quarter, the Company sold seven of its investment in CMBS securities for $47.8 million, resulting in a realized loss of $14.2 million of which $11.7 million was recognized in 1998. The proceeds from the sale of CMBS were used to repay the Company's obligations under its debt agreements. (See
Note 9)

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MEZZANINE LOAN INVESTMENTS

As of March 31, 1999, the Company's investment in mezzanine loans consisted of the following:

                                                                                                      Estimated
  Underlying      Interest      Maturity        Face        Amortized     Impairment     Carrying        Fair
   Security         Rate          Date          Value         Cost           Loss          Value         Value
  ----------      --------      --------        ----        ---------     ----------     --------     ---------
Commercial
real estate:
Office             12.00%      05/01/2007   $21,000,000   $24,560,333     $4,260,059   $20,300,274   $21,000,000
Hotel              11.77%      06/30/2003    19,647,200    19,722,940      2,958,676    16,764,264    16,881,936
Multi-family       10.63%      08/01/2008     2,800,000     2,705,233        372,308     2,332,925     2,394,087
Retail              9.69%      05/01/2005     4,570,896     4,361,465        459,590     3,901,875     3,901,875
Other              10.57%      07/01/2008     1,000,000       961,019        144,858       816,161       830,473
                                            -----------   -----------     ----------   -----------   -----------
Total                                       $49,018,096   $52,310,990     $8,195,491   $44,115,499   $45,008,371
                                            ===========   ===========     ==========   ===========   ===========

At March 31, 1999, the amortized cost of the Company's investments in mezzanine loans exceeds their aggregate carrying value. The Company carries its investments in mezzanine loans at the lower of amortized cost after impairment losses or fair value. The fair value of mezzanine loan investments is based on Management's best estimate of market conditions at March 31, 1999. The use of different market assumptions, valuation methodologies, changing interest rates, interest rate spreads and the timing and magnitude of credit losses may have a material effect on the estimates of fair value. The Company's ability to hold its mezzanine loans to maturity has been negatively affected by the recent turmoil in the financial markets and its effect on the value of the loans, along with the restructuring of its debt agreements (See Note 9). The $8,195,491 impairment loss on mezzanine loan investments was recognized in 1998.

The Company's $19,647,200 face value mezzanine loan investment is a British pounds Sterling loan. The Company purchased the investment for 11.98 million in British pounds Sterling. Interest on the loan is based on Sterling Libor ("Base Rate") plus 4.00%. The exchange rate at the date of investment was $1.64 dollars per pound. In order to reduce the risk of foreign currency exchange rate fluctuations, the Company entered into a foreign currency swap arrangement with Merrill Lynch Capital Services, Inc. The swap arrangement provides the Company with an exchange rate of $1.64 per pound on the return of its principal regardless of exchange rate fluctuation. The swap arrangement also converts the Base Rate to US$ Libor minus 0.06% regardless of movements in the Sterling Libor. The Company is subject to foreign currency risk on the spread portion (4.00%) of the quarterly interest payments. The market value of the currency swap at March 31, 1999 was an asset of $269,998. The foreign currency swap arrangement expires on the maturity date of the related loan. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the currency swap agreement. However, the Company does not anticipate nonperformance by the counterparty.

On April 5, 1999, the Company consummated the GMAC Repo to sell an office mezzanine loan with a face value of $21 million to GMAC. The agreement allows the Company to repurchase the investment no later than April 1, 2000. The GMAC Repo generated proceeds of $10.5 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment if the Company repurchases the investment prior to October 1, 1999. After October 1, 1999, the repurchase price is fixed at $9.6 million. The Company used $8.5 million of the proceeds of the GMAC Repo to repay borrowings from LLIH and will use the remaining proceeds to meet its remaining corporate obligations, which primarily consist of hedging liabilities. The Company is accounting for the GMAC Repo as a financing transaction.

NOTE 7 - MORTGAGE LOAN INVESTMENTS

On January 4, 1999, the Company accepted a discounted payoff of its one remaining mortgage loan for $15,150,400, resulting in a realized loss of $797,810, which was recognized in 1998.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - REAL ESTATE INVESTMENT HELD FOR  SALE

As of March 31, 1999, the Company's investment in real estate consisted of the following:

Date Acquired           Property            Location            Property Type
-------------------     ----------------    ----------------    -----------------
6/26/98                 Lakeside Plaza      Stockton, CA        Retail

The carrying value of real estate investment held for sale at March 31, 1999 is summarized below:

         Real estate investment held for sale - at cost
                  Land                                       $ 1,470,000
                  Buildings                                    2,225,869
                  Tenant Improvements                              1,909
                  Capitalized Costs                               20,670
         Less accumulated depreciation and amortization          (32,280)
         Less impairment charge                                 (189,708)
                                                             -----------
         Real estate investment held for sale - net          $ 3,496,460
                                                             ===========

In connection with the Company's decision to discontinue its initial investment strategies, the Company also decided to sell its real estate investments and accordingly, at March 31, 1999, the Company's real estate investment is classified as held for sale. The Company expects to dispose of the real estate in 1999. The real estate investment was written down to market value less estimated selling costs in 1998.

On March 25, 1999, the Company sold its Bryarwood 85 real estate investment for $3.8 million. Primarily due to the buyer's assumption of tenant improvement liabilities, net cash proceeds were $2,881,543, resulting in a realized loss of $262,392 of which $257,797 was recognized in 1998.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - BORROWING ARRANGEMENTS

On May 15, 1998, the Company entered into two Master Loan and Security Agreements, to provide financing for the Company's investments. The facilities required assets to be pledged as collateral. The first loan agreement, which was with Morgan Stanley Mortgage Capital, Inc. (the "Morgan Stanley Agreement") permitted the Company to borrow up to $250,000,000 and was scheduled to terminate on May 14, 1999. The facility was intended to finance first-mortgage loans originated by the Company. On October 26, 1998, the Company terminated the agreement with Morgan Stanley at no cost to the Company. There were no borrowings outstanding under the Morgan Stanley Agreement. The second agreement, which is with Morgan Guaranty Trust Company of New York (the "Morgan Guaranty Agreement"), permitted the Company to borrow up to $450,000,000 and was scheduled to terminate on May 14, 1999. As discussed below, this agreement has been amended and on March 31, 1999, all amounts were repaid and the agreement terminated. As of December 31, 1998, there were $52,412,238 in borrowings outstanding under the Morgan Guaranty Agreement secured by the Company's assets with an aggregate value of $70,745,575 at December 31, 1998.

On August 21, 1998, the Company entered into a Master Assignment Agreement with Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Capital Services, Inc. (the "Merrill Lynch Agreement"), to provide financing for the Company's investments. The facility required assets to be pledged as collateral. The Merrill Lynch Agreement permitted the Company to borrow up to $35,000,000 and was scheduled to terminate on August 20, 1999. As discussed below, this agreement has been amended and terminated on March 25, 1999. Outstanding borrowings against this line of credit accrued interest based on the Libor rate plus 1.25%. The Merrill Lynch Agreement allowed the lender to establish a margin requirement on each borrowing, and to request payments from the Company, at any time, if the market value of the collateral fell below the applicable margin requirement. As of December 31, 1998, there were $9,505,918 in borrowings outstanding under the Merrill Lynch Agreement, secured solely by the Company's hotel mezzanine investment which had a carrying value of $16,764,264 at December 31, 1998.

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

Under its amended agreement with Morgan Guaranty Trust, the Company's credit facility was reduced to $90 million. The facility reduced to $50 million on January 31, 1999. The interest rate was Libor plus 1.5% from November 13, 1998 to December 31, 1998 and Libor plus 2.0% from January 1, 1999 until the facility matured on March 31, 1999.

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

In connection with the credit facility restructurings, on November 13, 1998, LLIH agreed to provide the Company with up to $40 million of unsecured subordinated indebtedness ("LLIH Agreement") through March 31, 1999. An initial advance of $17 million was drawn on November 13, 1998. On March 30, 1999, the agreement was amended extending the maturity date to April 5, 1999. The advances incurred interest at the rate of 14% per annum through January 31, 1999 and 16% thereafter. As of March 31, 1999 and December 31, 1998, borrowings outstanding under the LLIH Agreement were $8,500,000 and $9,000,000 respectively. Interest expense for the three months ending March 31, 1999 under the LLIH Agreement was $132,658, an annualized interest rate of 15.4%. Interest expense from April 1, 1999 through April 5, 1999 was $14,904.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was required to meet certain debt covenants on its borrowings to avoid default on its obligations. The Morgan Guaranty Trust agreement had three debt covenants. Maintenance of Tangible Net Worth required that the Company's Tangible Net Worth, as defined, be at least $100,000,000. The first amendment to the Morgan Guaranty Trust agreement reduced the threshold to $65,000,000 for the period from November 13, 1998 to January 1, 1999 and to $50,000,000 thereafter. The Company was in compliance with this covenant for the three months ended March 31, 1999. Maintenance of Ratio of Indebtedness to Tangible Net Worth required that the ratio of the Company's total debt to its Tangible Net Worth not exceed 5 to 1. This covenant was met for the three months ended March 31, 1999. Maintenance of Interest Coverage Ratio required that the ratio of the Company's interest expense to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined, shall not be less than 1.45 to 1. The Company met the Interest Coverage Ratio covenant for the three months ended March 31, 1999. The first amendment to the Morgan Guaranty Trust agreement also provided that the Company must maintain a cash position on its balance sheet of a minimum of $10,000,000, free and clear of all encumbrances. This covenant was in effect until January 29, 1999, when the second amendment to the agreement reduced the requirement to $5,000,000.

The original Merrill Lynch agreement included three debt covenants. Book Net Worth required that, in any given period, the Company's ending Book Net Worth, as defined, shall not be less than 80% of beginning Book Net Worth, and that total Book Net Worth shall be at least $100,000,000. The first amendment to the Merrill Lynch agreement reduced the threshold to $50,000,000 for the period from October 23, 1998 to November 13, 1998, and to $65,000,000 thereafter. The second amendment to the Merrill Lynch agreement reduced the threshold back to $50,000,000. Maximum Debt to Equity Ratio required that the ratio of the Company's total debt to total equity shall not exceed 8 to 1. Merrill Lynch also had a cross-default covenant which provided that if the Company failed to meet any of its covenants under its other borrowing arrangements, that it was also in default under the Merrill Lynch agreement. The first amendment to the Merrill Lynch agreement also provided that the Company must maintain a cash position on its balance sheet of a minimum of $10,000,000, free and clear of all encumbrances. This covenant was in effect until January 27, 1999, when the second amendment to the agreement reduced the requirement to $5,000,000. The company was in compliance with these covenants for the three months ended March 31, 1999.

The LLIH agreement contained a cross-default covenant which provided that if the Company fails to meet any of its covenants under its other borrowing arrangements, that it was also in default under the LLIH Agreement. The LLIH agreement had no other covenant requirements. On April 5, 1999, the Company repaid all its outstanding borrowing under the LLIH Agreement with proceeds from the GMAC Repo (See Note 10).

Under its borrowing arrangements with Morgan Guaranty Trust and LLIH, the Company was allowed to pay distributions to meet the requirements of a REIT. The Company was not required to pay any dividends in the first quarter of 1999 due to net taxable losses incurred for the quarter.

NOTE 10 - REPURCHASE AGREEMENTS

On August 25, 1998, the Company entered into a Master Repurchase Agreement with Deutsche Bank Securities, Inc. (the "Deutsche Bank Agreement"), which provided financing for the Company's investments. The Deutsche Bank Agreement allowed Deutsche Bank to establish a margin requirement on each transaction, and to request payment from the Company at any time, if the market value of the underlying assets or securities fell below the applicable margin requirement. On February 19, 1999, the CMBS collateralizing the borrowing was sold, and the remaining borrowings under the agreement were paid. As of December 31, 1998, there were $7,926,375 in borrowings outstanding under the Deutsche Bank Agreement, secured solely by one of the Company's BBB- rated CMBS with an estimated fair value of $8,911,200 at December 31, 1998. On February 19, 1999, the Company sold the BBB- CMBS for $8.8 million and repaid all amounts owed under the Deutsche Bank Agreement.

On April 5, 1999, the Company consummated the GMAC Repo agreement to sell an office mezzanine loan with a face value of $21 million to GMAC. The agreement allows the Company to repurchase the investment no later than April 1, 2000. The GMAC Repo generated proceeds of $10.5 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment if the Company repurchases the investment prior to October 1, 1999. After October 1, 1999, the repurchase price is fixed at $9.6 million. The Company used $8.5 million of the proceeds of the GMAC Repo to repay borrowings from LLIH and will use the remaining proceeds to meet its remaining corporate obligations, which primarily consist of hedging liabilities. The Company accounted for the GMAC Repo as a financing transaction.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTION PLAN

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

The following table summarizes the status of the Company's stock options at March 31, 1999:

                                 Granted             Per Share                                  Remaining
                                   And                Exercise                                 Contractual
                               Outstanding             Price             Exercisable              Life
                               -----------             -----             -----------              ----
Manager                          1,166,667             $15.00               None                 9 years
Others                              79,586             $15.00              15,917                9 years
Total                            1,246,253             $15.00              15,917                9 years

NOTE 12 - INTEREST RATE PROTECTION AGREEMENTS

In order to hedge the risk of a material change in interest rates that would affect the Company's borrowing rate on its lines of credit and on anticipated future long-term borrowings secured by the Company's investments, the Company entered into forward treasury lock agreements and an interest rate collar. None of these agreements were held for trading purposes. The Company's policy was to purchase a forward treasury lock whenever a fixed rate mortgage loan closed or when a borrower requested a rate lock under an executed loan application. Depending on the size of fixed rate mortgage loans, the Company in some cases aggregated loans and purchased a single treasury lock for a pool of small loans. The Company also entered into forward treasury locks in anticipation of long-term financing of its CMBS and mezzanine investments that were expected to close in 1999.

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

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 23, 1999 the Company terminated its interest rate collar contract at a loss of $265,000, of which $216,000 was recognized in 1998.

On March 31, 1999, the Company had no exposures to interest rate protection agreements.

NOTE 13 - SUBSEQUENT EVENTS

On April 5, 1999, the Company consummated the GMAC Repo to sell an office mezzanine loan with a face value of $21 million to GMAC. The agreement allows the Company to repurchase the investment no later than April 1, 2000. The GMAC Repo generated proceeds of $10.5 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment if the Company repurchases the investment prior to October 1, 1999. After October 1, 1999, the repurchase price is fixed at $9.6 million. The Company used $8.5 million of the proceeds of the GMAC Repo to repay borrowings from LLIH and will use the remaining proceeds to meet its remaining corporate obligations, which primarily consist of hedging liabilities. The Company is accounting for the GMAC Repo as a financing transaction.

On April 30, 1999 and May 3, 1999, the Company paid $4,771,187 and $1,149,570 respectively, toward its Treasury locks liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's consolidated financial condition, results from operations, and capital resources and liquidity should be read in conjunction with the Financial Statements and related Notes included in Item 1.

Capital Resources and Liquidity

         Liquidity is the ability for the Company to meet its cash requirements including any ongoing commitments, borrowings, shareholder distributions, lending and general business activities. The Company's source of liquidity during the period ended March 31, 1999 consisted of net proceeds from the Offering, borrowings under the Master Loan and Security Agreement with Morgan Guaranty Trust (the "Morgan Guaranty Trust Agreement"), borrowings under the Merrill Lynch Agreement, borrowings under the LLIH Agreement and repurchase financing from the Deutsche Bank Agreement and the GMAC Repo. The net proceeds from the Offering were $102,951,000.

         From the date of the Offering until the funds were invested in real estate assets, the Offering proceeds were held in a short-term investment account earning an annualized yield of 6.15%. Once the Offering proceeds were fully invested, the Company began to utilize the Master Loan and Security Agreement that was established with Morgan Guaranty Trust in the amount of $450,000,000, the Merrill Lynch Agreement in the amount of $35,000,000 and the Deutsche Bank Agreement with unlimited transactions subject to the approval of both Deutsche Bank and the Company. After the Company's disclosure in October 1998 that it would need to restructure its debt in order to avoid default status under the debt covenants with Merrill Lynch and Morgan Guaranty Trust, the Company negotiated amendments to both lines and a new subordinated debt agreement with LLIH. The Morgan Guaranty Trust debt had two amendments dated November 13, 1998 and January 29, 1999, respectively. The first amendment reduced the available line of credit to $90,000,000 until January 31, 1999 and $50,000,000 thereafter. The interest rate was increased to 150 basis points over Libor until December 31, 1998 and 200 basis points over Libor until March 31, 1999, the new termination date. The second amendment reduced the required cash on hand by the Company from $10,000,000 to $5,000,000. On February 8, 1999, Morgan Guaranty Trust agreed to a waiver of the Maintenance of Interest Coverage Ratio, one of its debt covenants, for the fourth quarter of 1998. The Merrill Lynch Agreement has been amended three times, first on October 23, 1998, second on January 27, 1999 and third on February 25, 1999. The first amendment granted an extension for repayment until January 31, 1999. The second amendment increased the borrowing rate to 500 basis points over Libor, reduced the line to $8,005,918 and extended the maturity date until February 26, 1999. The third amendment extended the maturity date until March 25, 1999. The LLIH subordinated debt agreement was in the amount of $40,000,000. The debt originally matured on March 31, 1999, but was extended to April 5, 1999, and has an annual interest rate of 14% until January 31, 1999 and 16% thereafter. The balance outstanding at March 31, 1999 was $8.5 million and on April 5, 1999 the subordinated debt was completely paid off.

         In order to meet the Company's liquidity needs in early 1999, the Board of Directors, on January 25, 1999, approved a plan of action to sell a portion of the Company's assets in order to meet the Company's outstanding obligations. On February 19, 1999, the Company sold a CMBS for total proceeds of $8.8 million. The proceeds were used to repay the Company's indebtedness under the Deutsche Bank Agreement. On March 31, 1999, the Company completed the sale of a package of CMBS. The total proceeds from the sale were $39.0 million. The Company used the proceeds to repay its borrowings from Morgan Guaranty Trust. In connection with its sale of investments on March 31, 1999, the Company entered into an agreement to sell a Mezzanine Investment with a face value of $21 million to GMAC. The agreement allows the Company to repurchase the investment no later than April 1, 2000. The GMAC Repo was closed on April 5, 1999 and generated proceeds of $10.5 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment if the Company repurchases the investment prior to October 1, 1999. After October 1, 1999, the repurchase price is fixed at $9.6 million. The Company used $8.5 million of the proceeds of the GMAC Repo to repay borrowings from LLIH and the remaining monies will be used to meet its remaining corporate obligations, which primarily consist of hedging liabilities.

         The Company has paid off and terminated all of its existing credit facilities as of April 5, 1999. The Company's remaining material liability is $10.5 million for the GMAC Repo and $10.9 million of accrued losses on terminated forward Treasury locks. $4.8 million and $1.1 million of the forward Treasury lock liability was due and paid on April 30, 1999 and May 3, 1999, respectively. The remaining $5 million of the forward Treasury lock liability is due on July 2, 1999. The Company believes its net working capital and net operating cash flow will be sufficient to meet the Company's remaining liabilities.

Working Capital Reserves

         At March 31, 1999 the Company had $8,875,695 in cash and short-term investments. Included in the November 1998 debt restructuring were covenants requiring the Company to maintain a minimum cash balance of $10,000,000. These covenants were included in its borrowing agreements with Morgan Guaranty Trust and Merrill Lynch. As of January 31, 1999, the covenants were amended requiring the Company to maintain a minimum balance of $5,000,000. The excess cash was used to reduce its outstanding debt. As of March 31, 1999, the minimum cash requirements were terminated with the termination of the Morgan Guaranty Trust Agreement.

Financial Condition

Securities available-for-sale. Due to uncertainty of the Company's ability to hold its CMBS investments until the cost of the CMBS could be recovered, the Company determined that the decline in the market value of its CMBS below amortized cost for the period ended March 31, 1999 was other than temporary. Accordingly, the Company wrote down its investment in CMBS to fair value and recognized an impairment loss of $470,528 for the period ended March 31, 1999. The company sold a CMBS on February 19, 1999 for $8,827,344 resulting in a realized loss of $627,488, of which $541,562 was recognized at December 31, 1998. On March 31, 1999, the Company sold $38,962,296 million of CMBS in order to repay its obligations under its borrowing agreements resulting in a realized loss of $13,592,790 of which $11,176,359 was recognized at December 31, 1999.

         Mezzanine Investment Portfolio. In connection with its sale of CMBS on March 31, 1999, the Company entered into a repurchase agreement to sell an office Mezzanine loan with a face value of $21 million to GMAC. The agreement allows the Company to repurchase the investment no later than April 1, 2000. The GMAC Repo closed on April 5, 1999, and generated proceeds of $10.5 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment if the Company repurchases the investment prior to October 1, 1999. After October 1, 1999, the repurchase price is fixed at $9.6 million. The Company used $8.5 million of the proceeds of the GMAC Repo to repay borrowings from LLIH and will use the remaining monies to meet its remaining corporate obligations, which primarily consist of hedging liabilities.

         Mortgage Loan Portfolio. The Company accepted a discounted pay off of the remaining Mortgage Loan on January 4, 1999 at a loss of $797,810. This loss was recognized by the Company as an operating loss for the year ended December 31, 1998. The loss on sale and settlement of mortgage loans in the amount of $97,929 resulted from changes in estimates that were used to accrue for third party costs relating to the sale and settlement of previously committed loans.

         Real Estate Investments. At March 31, 1999, the Company's real estate investment was classified as held for sale. Preliminary offers determined that the value of the property was less than book value. Impairment losses of $447,505 were recognized in 1998. On March 25, 1999 the Company sold one real estate investment for $3.8 million in order to meet its debt obligations.

         Short-term borrowings. During the first quarter of 1999, the Company repaid its borrowings with Morgan Guaranty Trust and Merrill Lynch and extended the maturity date of its agreement with LLIH, as further discussed in "Liquidity and Capital Resources" and in the footnotes to the Company's consolidated financial statements as of and for the period ended March 31, 1999 included herein. The Company used its short-term borrowing arrangements to finance its investments in certain CMBS, Mortgage Loans and Mezzanine Investments. As of March 31, 1999, the Company had short-term borrowings totaling $8,500,000. The total amount was comprised of:

      LOAN FACILITY                                   AMOUNT BORROWED       ASSETS PLEDGED
      -------------                                   ---------------       --------------

      LLIH...................................           8,500,000              Unsecured

         Treasury locks payable. As a result of the turmoil in the credit market during the fourth quarter of 1998 and the Company's failure to comply with its debt agreements, the Company determined that its ability to obtain long-term fixed rate financing was not probable. The turmoil also created uncertainty as to the Company's ability to hold its investments. Accordingly, the Company discontinued hedge accounting for its Treasury locks and incurred a loss of $13,070,685 on these agreements. As part of its debt restructuring on November 13, 1998, the Company paid $2,390,000 to settle its Treasury locks payable with Merrill Lynch. The remaining amounts payable and dates due are provided in the table below. On January 27, 1999, the Company canceled an interest rate collar at a cost of $265,000.

                     AMOUNT DUE         DUE DATE
                     ----------         --------
                     $4,771,187       April 30, 1999
                      1,149,570       May 3, 1999
                      5,034,953       July 2, 1999

The hedging liabilities due on April 30, 1999 and on May 3, 1999 were paid on their respective due dates.

         Shareholders' Equity. Shareholder's equity decreased by $1,594,800 from December 31, 1998 due entirely to net losses for the period ended March 31, 1999.

Results from Operations

         Revenue. Revenue totaled $3,450,342 for the period ended March 31, 1999. Revenue is comprised primarily of interest income on CMBS investments and Mezzanine Investments and rental income from real estate. For the three months ended March 31, 1999, rental income consisted of two real estate investments. The real estate investments include a retail property in Stockton, California and an office building in Atlanta, Georgia. The office building was sold on March 25, 1999.

         Operating Expenses. Operating expenses consist of expenses incurred in operating the Company, property and investment operations, and totaled $2,381,517 for the period ended March 31, 1999. Included in the amount were impairment losses totaling $470,528 and losses on the termination of interest rate collar of $49,000. These losses are due to financial market conditions and the increase in Treasury rates for the three months ended March 31, 1999. Management fees were calculated at 1% per annum of the Average Invested Assets per quarter and totaled $279,469 for period ended March 31, 1999. The Company also recorded general and administrative expenses of $99,326 for the period ended March 31, 1999. These costs consist of professional fees, insurance costs and other miscellaneous expenses.

         Loss on Sale of CMBS. The loss on sale of CMBS was a result of the disposal of CMBS during first quarter for $47,789,640. The losses totaled $14,219,707 of which $11,717,920 was recognized in 1998.

REIT Status

         The Company made an election to be taxed as a REIT under the Code, commencing with its first REIT taxable year ending on December 31, 1998. The Company qualifies for taxation as a REIT and therefore will not be subject to federal corporate income tax on its net income that is distributed currently to its shareholders.

         To qualify as a REIT under the Code, the Company must meet several requirements regarding, among other things, the ownership of its outstanding stock, the sources of its gross income, the nature of its assets, and the levels of distributions to its shareholders. These requirements are highly technical and complex, and the Company's determination that it qualifies as a REIT requires an analysis of various factual matters and circumstances that may not be entirely within the Company's control. Accordingly, there can be no assurance that the Company will remain qualified as a REIT.

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

Year 2000

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

         The Manager has made Y2K compliance a high priority for replacement applications and is in the process of updating and replacing other applications that are not Y2K compliant. The Manager expects to materially complete all mission critical system projects by the modified date of July 31, 1999, which will allow for Y2K systems testing to resolve any remaining Y2K compliance issues. However, if any of the vendors of the Manager's Y2K compliant software fail to perform pursuant to their contracts with the Manager, the Manager's Y2K compliance could be jeopardized, and could materially adversely affect the Company. The Manager does not believe that the costs to remediate any Y2K issues will materially affect its business, operations or financial condition, or will have an adverse affect on its clients, including the Company.

         Each property owned by the Company is being individually assessed in an effort to identify critical Y2K issues specific to each property. Required remediation strategies will depend on the outcome of the assessments and therefore will not be developed until the property assessments are complete. The inventory survey for Lakeside Plaza, the only real property owned by the Company, is expected to be complete by May 31, 1999. The assessment process will follow, with the expected completion date for any remediation by July 31, 1999.

         The Company has not incurred any material costs to date relating to Y2K. Total property assessment costs to the Company are expected to total approximately $4,300 and the total cost for quality assurance for third party engineers and consultants is expected to be approximately $1,000. Remediation efforts may vary significantly from one building to the next. Therefore remediation costs can not be reasonably estimated until the assessments are complete and remediation strategies determined.

         The failure to adequately address the Y2K issue may result in the closure of buildings owned by the Company. In order to reduce the potential impact on the operations of the Company, contingency plans will be developed by July 31, 1999.

         Building contingency plans will be developed by July 31, 1999, once assessments have been completed. This will allow the efficient development of contingency plans that take into account individual circumstances surrounding each property. Contingency plans may involve the engagement of additional security services, implementation of temporary systems modifications, and the identification and engagement of alternate service vendors. Additional contingency plans may be developed as circumstances warrant.

         With respect to the Company's Mezzanine Investments, the primary Year 2000 issue relates to potential borrower defaults caused by:

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

FORWARD LOOKING STATEMENTS

Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "may", "will", "intend", "should", "expect", "anticipate", "estimate", or "continue" or the negatives thereof or other comparable terminology. The Company's actual results could differ materially from those anticipated in such forward-looking statements due to a variety of factors, including, but not limited to, changes in national, regional or local economic environments, competitive products and pricing, government fiscal and monetary policies, changes in prevailing interest rates, the course of negotiations, the fulfillment of contractual conditions, factors inherent to the valuation and pricing of interests in commercial mortgage-backed securities, credit risk management, asset/liability management, the financial and securities markets, the availability of and costs associated with the sources of liquidity, other factors generally understood to affect the real estate acquisition, mortgage and leasing markets and security investments, and other risks detailed in the Company's registration statement on Form S-11, as amended, filed with the SEC, the Company's annual report on Form 10-K and quarterly reports on Form 10-Q filed with the SEC, and other filings made by the Company with the SEC. The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The following table quantifies the potential changes in net interest income and net asset value should interest rates rise or fall. The table below calculates the changes in the assets owned by the Company as of March 31, 1999 and includes the adjustment to payoff LLIH debt with proceeds from the GMAC Repo. The table represents the effect over the next four quarters. The results assume that yield curves of the rate changes will be parallel to each other. Net asset value is calculated as the sum of the present value of cash in-flows generated from interest-earning assets net of cash outflows in respect of interest-bearing liabilities. The base interest rate scenario assumes interest rates at March 31, 1999. All changes in the net asset value are a result of valuing assets based on changes in interest rates. These changes do not include the effects of income or dividends. The net interest income is interest income (excluding interest income on cash) netted with interest expense. All changes are measured by percentage changes from the base interest rate. Actual results could differ significantly from these estimates.

                                                                                                    NET
 CHANGE IN INTEREST RATE                                         NET INTEREST INCOME            ASSET VALUE
 -----------------------                                         -------------------            -----------
         +400...........................................                 15.6%                     (16.5)
         +300...........................................                 11.7                      (12.9)
         +200...........................................                  7.8                       (9.0)
         +100...........................................                  3.9                       (4.7)
       Base.............................................                  0.0                        0.0
         -100...........................................                 (3.9)                       5.2
         -200...........................................                 (7.8)                      10.9
         -300...........................................                (11.7)                      17.2
         -400...........................................                (15.6)                      24.1

PART II: OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities and Use of Proceeds

              None

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


                                    Chastain Capital Corporation




                                    By:    /s/Steve Grubenhoff
                                       -----------------------------------------
                                           Steve Grubenhoff
                                           Chief Financial Officer


Date:  May 7, 1999