Form 10-Q
period 1999-06-30
CHASTAIN CAPITAL CORP
filed 1999-08-16
CIK 1051491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------


         (Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999
                                                 -------------

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the transition period from _____________________ to _____________________

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

                                 (404) 848-8850
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,346,778 shares of common stock outstanding as of August 13, 1999

                          CHASTAIN CAPITAL CORPORATION

                                    CONTENTS

PART I  -  FINANCIAL INFORMATION

           Item 1 - Consolidated Financial Statements:

                  Consolidated Balance Sheets as of June 30, 1999 and
                   December 31, 1998 (Unaudited)
                  Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998 (Unaudited)
                  Consolidated Statement of Changes in Shareholders' Equity
                   for the six months ended June 30, 1999 (Unaudited)
                  Consolidated Statements of Cash Flows for the six months
                   ended June 30, 1999 and 1998 (Unaudited)
                  Notes to Consolidated Financial Statements (Unaudited)

           Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

           Item 3 - Quantitative and Qualitative Disclosure about Market Risk

PART II -  OTHER INFORMATION

           Items 1 through 6
           Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          CHASTAIN CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1999 AND DECEMBER 31, 1998 (Unaudited)


                                                                          June 30,         December 31,
                                                                            1999               1998
                                                                          --------         ------------
ASSETS
Commercial mortgage-backed securities (CMBS) available-for-sale,
   at fair value                                                       $  18,946,951       $  71,567,475
Mezzanine loan investments                                                44,990,786          44,374,346
Mortgage loan investments                                                         --          15,150,400
Real estate investment held for sale, net                                  3,496,460           7,294,583
Cash and short-term investments                                            5,991,187          11,957,616
Escrow cash                                                                       --           2,138,011
Accrued interest receivable                                                  279,079           1,153,989
Other assets                                                                 294,481             876,006
                                                                       -------------       -------------

       Total assets                                                    $  73,998,944       $ 154,512,426
                                                                       =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Short-term borrowings                                                  $          --       $  61,918,156
Subordinated debt to related party                                                --           9,000,000
Borrowings under repurchase agreement                                     10,069,000           7,926,375
Treasury locks payable                                                     5,034,951          10,887,660
Accrued management fees                                                      436,911             438,842
Accrued interest expense                                                          --             374,759
Accrued expenses and other liabilities                                       761,792           4,127,931
                                                                       -------------       -------------

       Total liabilities                                                  16,302,654          94,673,723
                                                                       -------------       -------------

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value. Authorized 25,000,000 shares, no shares issued
Common stock, $.01 par value.  Authorized 200,000,000 shares,
   7,346,778 issued and outstanding at June 30, 1999 and
   December 31, 1998                                                          73,468              73,468
Additional paid-in capital                                               108,692,169         108,692,169
Distributions in excess of earnings:
   Accumulated losses from operations                                    (37,583,806)        (38,105,018)
   Accumulated losses from sale of assets                                (10,230,302)         (7,566,677)
   Dividends paid                                                         (3,255,239)         (3,255,239)
                                                                       -------------       -------------

       Total distributions in excess of earnings                         (51,069,347)        (48,926,934)
                                                                       -------------       -------------

       Total shareholders' equity                                         57,696,290          59,838,703
                                                                       -------------       -------------

       Total liabilities and shareholders' equity                      $  73,998,944       $ 154,512,426
                                                                       =============       =============

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                     For the Three Months Ended           For the Six Months Ended
                                                               June 30,                           June 30,
                                                       1999              1998              1999              1998
                                                       ----              ----              ----              ----
REVENUE:
Interest income on CMBS                            $   530,617       $   317,095       $ 2,363,809       $  317,095
Interest income on mezzanine loan investments        1,201,265            11,602         2,409,268           11,602
Interest income on mortgage loan investments                --                --             9,739               --
Rental income                                          163,711             7,979           460,716            7,979
Other income                                            10,815                --            22,312               --
Other interest income                                   92,279         1,009,314           183,185        1,009,314
                                                   -----------       -----------       -----------       ----------

       Total revenue                                 1,998,687         1,345,990         5,449,029        1,345,990
                                                   -----------       -----------       -----------       ----------

OPERATING  EXPENSES:
Stock compensation to Manager                               --           877,917                --          877,917
Impairment loss on CMBS                              2,079,322                --         2,549,850               --
Asset selling costs                                    750,000                --           750,000               --
Decrease in impairment on mezzanine loans           (1,136,107)               --        (1,136,107)              --
Interest expense                                       408,535                --         1,644,889               --
Management fees                                        157,442           220,986           436,911          220,986
General and administrative expense                     245,968           179,198           345,294          179,198
Real estate operating expenses                          41,140             2,366           152,054            2,366
Depreciation and amortization                               --             5,313           135,926            5,313
Loss on termination of interest rate collar                 --                --            49,000               --
                                                   -----------       -----------       -----------       ----------

       Total operating expenses                      2,546,300         1,285,780         4,927,817        1,285,780
                                                   -----------       -----------       -----------       ----------

OPERATING INCOME (LOSS) BEFORE ASSET SALES            (547,613)           60,210           521,212           60,210
REALIZED GAINS (LOSSES) ON SALE OF ASSETS:
Gain (Loss) on sale of CMBS                                 --            42,426        (2,561,102)          42,426
Loss on sale and settlement of mortgage loans               --                --           (97,929)              --
Loss on sale of real estate                                 --                --            (4,594)              --
                                                   -----------       ===========       ===========       ==========

NET INCOME (LOSS)                                  $  (547,613)      $   102,636       $(2,142,413)      $  102,636
                                                   ===========       ===========       ===========       ==========

NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted                                  $     (0.07)      $      0.01       $     (0.29)      $     0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted                                    7,346,728         8,980,778         7,346,728        8,980,778



          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (Unaudited)

                                                                       Distributions in Excess of Earnings
                                                                       -----------------------------------
                    Number of                   Additional                                                            Total
                     Shares        Common        Paid-in         Accumulated       Losses from                     Shareholders'
                   Outstanding     Stock         Capital          Operations      Sale of Assets  Dividends Paid      Equity
                   -----------     ------       ----------       -----------      --------------  --------------   -------------

Balance at
December 31,
1998               7,346,778      $73,468      $108,692,169      $(38,105,018)    $ (7,566,677)    $(3,255,239)      59,838,703

Net loss                  --           --                --           521,212       (2,663,625)             --       (2,142,413)
                   ------------------------------------------------------------------------------------------------------------

Balance at
June 30, 1999      7,346,778      $73,468      $108,692,169      $(37,583,806)    $(10,230,302)    $(3,255,239)    $ 57,696,290
                   ============================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                  For the Six Months Ended June 30,
                                                                       1999                1998
                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                $ (2,142,413)      $     102,636
 Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Impairment loss on investments                                    1,413,743                  --
 Loss (Gain) on sale of CMBS                                         2,561,102             (42,426)
   Losses on termination of interest rate collar                        49,000                  --
   Non-cash interest expense on rate lock agreements                   284,047                  --
   Loss on sale and settlement of mortgage loan                         97,929                  --
investments
   Loss on sale of real estate                                           4,594                  --
   Depreciation and amortization                                       135,926               5,313
   Amortization of discount/premium on CMBS
     available-for-sale                                               (263,220)            (11,849)
   Amortization of premium on mezzanine loan investment                149,890               1,462
   Stock options issued                                                     --             888,773
   Shares issued for directors fees                                                         45,000
   Net (increase) decrease in assets:
      Accrued interest receivable                                      874,910            (655,057)
      Other assets                                                   2,583,610            (457,805)
   Net increase (decrease) in liabilities:
      Accrued interest expense                                        (374,759)                 --
      Accrued management fees                                           (1,931)            220,986
      Accrued expenses and other liabilities                        (2,475,344)            598,277
                                                                  ------------       -------------

         Net cash provided by operating activities                   2,897,084             695,310
                                                                  ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS available-for-sale                                         --         (77,084,208)
Proceeds from sale of CMBS available-for-sale                       47,772,792           3,477,500
Purchase of mezzanine loan investments                                      --         (25,780,000)
Proceeds from sale of mortgage loan investment                      15,052,470                  --
Purchase of real estate investment                                          --          (3,678,346)
Proceeds from sale of real estate investment                         2,904,612                  --
Repayments on investment borrowings                                    369,778                  --
Capital additions to real estate                                        (1,877)                 --
                                                                  ------------       -------------

         Net cash provided by (used in) investing activities        66,097,775        (103,065,054)
                                                                  ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering                                       --         124,937,334
Deferred financing costs incurred                                           --             (52,650)
Repayments of loan facilities                                      (87,275,531)                 --
Proceeds from loan facilities                                       18,500,000                  --
Repayments of treasury lock liability                               (5,920,757)
Repayments of interest rate collar                                    (265,000)                 --
                                                                  ------------       -------------

    Net cash provided by (used in) financing activities            (74,961,288)        124,884,684
                                                                  ------------       -------------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
INVESTMENTS                                                         (5,966,429)         22,514,940
Cash and cash equivalents at beginning of period                    11,957,616               1,000
                                                                  ------------       -------------
Cash and cash equivalents at end of period                        $  5,991,187       $  22,515,940
                                                                  ============       =============
Cash paid for interest                                            $  1,630,601       $          --
                                                                  ============       =============

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Chastain Capital Corporation (the "Company") was incorporated in Georgia on December 16, 1997 and was initially capitalized on such date through the sale of 100 shares of common stock, par value $0.01 per share ("Common Stock"), for an aggregate purchase price of $1,000. On April 23, 1998, the Company commenced operations through the consummation of an initial public offering ("IPO") of 7,380,000 shares of its Common Stock, with gross proceeds of $110,700,000 and net proceeds to the Company of $102,951,000. Additional public offering costs of $1,215,750 were incurred in connection with the IPO.

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

On April 5, 1999, the Company consummated an agreement (the "GMAC Repo") to sell an office mezzanine loan with a face value of $21 million to General Motors Acceptance Corporation ("GMAC"). The agreement allows the Company to repurchase the investment no later than April 1, 2000. The GMAC Repo generated proceeds of $10.5 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment prior to October 1, 1999. After October 1, 1999, the repurchase price is fixed at $9.6 million. The Company used $8.5 million of the proceeds of the GMAC Repo to repay borrowings from LLIH and used the remaining proceeds to meet its remaining corporate obligations, which primarily consist of hedging liabilities. The Company is accounting for the GMAC Repo as a financing transaction.

On May 14, 1999, the Company announced that its Board of Directors had voted to sell all of the Company's assets, either through a plan of liquidation or through a sale of the Company, with proceeds to be distributed to shareholders.

On August 2, 1999, the Company entered into an agreement to sell all of its remaining CMBS investments and three of its mezzanine loan investments to Insignia Opportunity Partners. The aggregate purchase price for the transaction is $24.4 million. The purchase price is fixed subject to a closing prior to December 15, 1999, thus movements in interest rates and credit spreads should not impact the Company's net proceeds. In addition, the Company's Board of Directors has adopted a Plan of Liquidation and Dissolution (the "Plan"), which provides for the complete liquidation of the Company's remaining assets and the dissolution of the Company in accordance with the Georgia Business Corporation Code. Both the asset sales and the Plan are subject to the approval of holders of a majority of the outstanding shares of common stock of the Company. The Company expects to submit these matters to its shareholders at its Annual Meeting of Shareholders during the fourth quarter of 1999. Prior to the meeting, the Company may enter into additional agreements for the sale of its assets, which would also be submitted to shareholders at the meeting. Assuming the Plan is approved by the shareholders, the Company intends to sell the remaining assets of the Company in the fourth quarter of 1999 or the first quarter of 2000. The Company expects to distribute the proceeds of such asset sales to shareholders as the properties are sold, with appropriate reserves for the Company's liabilities and expenses.


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

Comprehensive Income (Loss).

Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the period ended June 30, 1999 there is no difference between net income (loss) and comprehensive net income (loss). For the period ending June 30, 1998 comprehensive net income was 763,712.

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

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mezzanine Loan Investments

The Company purchased and originated certain mezzanine loans to be held as long-term investments. Loans held for investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the effective interest method. Any origination fee income, application fee income and direct costs associated with originating or purchasing mezzanine investments have been deferred and the net amount is added to the basis of the loans on the balance sheet. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement, or when the fair value of the loans is below amortized cost and the Company determines that it may not be able to hold the loans until amortized cost is recovered. As a result of the Company's November 1998 restructuring and the Board's decision to sell the remaining assets, it is unlikely that the Company will hold its mezzanine loan investments until maturity. The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or Management's estimate of the fair value of the loan.

Mortgage Loan Investments

The Company originated mortgage loans to be held as long-term investments. Interest income was recognized using the effective interest rate method. Due to the turmoil in the credit markets in October 1998, and the Company's revised credit facility terms, the Company changed its strategy to hold its mortgage loans for resale. Loans held for resale are accounted for at the lower of cost or fair value. Fair value is determined based upon the Company's estimate of market value. Subsequent to December 31, 1998, the Company sold its remaining mortgage loan investment.

Real Estate Investments

Real estate assets are stated at cost when purchased and are subsequently reduced by depreciation charges using the straight-line method over the estimated useful lives of the assets. At June 30, 1999, the Company's investment in real estate is classified as held for sale and is carried at the lower of cost or fair value less estimated selling costs.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended, commencing with its first REIT taxable year ended on December 31, 1998. As a REIT, the Company generally is not subject to federal corporate income taxes on net income that it distributes to shareholders, provided that the Company meets certain other requirements for qualification as a REIT under the Code. Because the Company believes that it qualifies as a REIT and because the Company is reporting net losses year to date for 1999, no provision has been made for federal income taxes for the Company in the accompanying consolidated financial statements.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the period. For all periods presented, all outstanding options to purchase 1,246,253 shares of Common Stock were anti-dilutive. Accordingly, there is no difference between basic and diluted net income (loss) per common share.

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

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2001. The Company is evaluating the eventual impact of FAS 133 on its financial statements.

NOTE 3 - SEGMENT DISCLOSURE

The Company has one reportable segment, real estate investments. At June 30, 1999, the Company's real estate investments included CMBS, mezzanine real estate loans, and a commercial real estate property. The Company uses net income (loss) to measure profit or loss. The Company separately discloses assets, revenue and capital expenditures by type of real estate investment in the consolidated financial statements.

Except for interest income earned on the Company's investment in a British pounds Sterling mezzanine loan, discussed in Note 6, all of the Company's revenue for the three and six month periods ending June 30, 1999 is attributed to investments located in the United States. For the period ending June 30, 1998 the company had no revenue attributed to investments located outside the U.S. Revenue information by country is summarized below:

                                                     Six Months           Three Months
                                                     Ended June 30,       Ended June 30,
                                                     1999                 1999
                                                     ----                 ----
         United States ......................         $4,515,934           $1,514,561
         United Kingdom .....................         $  933,095           $  484,146
                 Total ......................         $5,449,029           $1,998,707

At June 30, 1999, the carrying amount of the Company's British pounds Sterling loan was $17,500,000.

During the six months ended June 30, 1999, the following Company investments accounted for more than 10% of revenue:
Mezzanine loan on an office building in New York              23%
Mezzanine loan on multiple hotels in London, England          17%

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - MANAGEMENT FEES

The Company is party to a Management Agreement (the "Management Agreement") with ERE Yarmouth, Inc., an indirect wholly-owned subsidiary of Lend Lease Corporation Limited, under which ERE Yarmouth, Inc. advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. On July 13, 1998, the name of ERE Yarmouth, Inc. was changed to Lend Lease Real Estate Investments, Inc. ("Lend Lease" or the "Manager" or "Management"). Lend Lease continues as the advisor to the Company.

Pursuant to the Management Agreement, the Company will pay the Manager a quarterly base management fee equal to the following:

For the first four fiscal quarters
          Commencing with the fiscal
          Quarter ended June 30, 1998 ...........  1.00% per annum of the Average Invested Assets (1) of the Company


          During each fiscal quarter
          Thereafter ............................  0.85% per annum of the Average Invested Assets up to $1 billion

                                                   0.75% per annum of the Average Invested Assets from $1 billion to $1.25 billion

                                                   0.50% per annum of the Average Invested Assets in excess of $1.25 billion



The Management Agreement also provides for a quarterly incentive management fee equal to the product of (A) 25% of the dollar amount by which (1) (a) Funds From Operations (2) (before the incentive fee) of the Company for the applicable quarter per weighted average number of shares of Common Stock outstanding plus
(b) gains (or minus losses) from debt restructuring or sales of assets not included in Funds From Operations of the Company for such quarter per weighted average number of shares of Common Stock outstanding, exceed (2) an amount equal to (a) the weighted average of the price per share at initial offering and the prices per share at any secondary offerings by the Company multiplied by (b) 25% of the sum of the Ten-Year U.S. Treasury Rate plus four percent, and (B) the weighted average number of shares of Common Stock outstanding. No incentive management fees have been earned since inception.

The Manager is reimbursed for (or charges the Company directly for) the Manager's out-of-pocket costs incurred in performing its duties under the management agreement. There is no cap of the reimbursement of out-of-pocket expenses.

The Management Agreement is for an initial term of two years, and can be successively extended for two year periods subject to an affirmative vote of a majority of the directors who are not employees of Lend Lease. In addition, the Management Agreement provides for a termination fee equal to the sum of the base management fee and incentive management fee, if any, earned during the immediately preceding four fiscal quarters.

--------------------

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

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN CMBS

The amortized cost and estimated fair value of commercial mortgage-backed securities classified as available-for-sale securities at June 30, 1999 are summarized below. The face value of CMBS was $31,015,870 at June 30, 1999.

                             Weighted                                                         Estimated
                           Average Life     Amortized        Impairment     Amortized Cost      Fair
  Security Rating           (in years)         Cost            Losses          Adjusted         Value
  ---------------          ------------     ---------       -----------     --------------    ---------
CMBS:
BB+                        13.668          $15,915,530      $ 5,304,209      $10,611,321      $10,611,321
BB                         13.900           10,539,920        2,204,290        8,335,630        8,335,630

                                           -----------      -----------      -----------      -----------

Total                                      $26,455,450      $ 7,508,499      $18,946,951      $18,946,951
                                           ===========      ===========      ===========      ===========

The estimated fair value of the CMBS for this quarter is based on the purchase price in the agreement with Insignia Opportunity Partners. In prior periods, the values have been determined by either i) the price obtained from the investment banking institutions, which sold the CMBS to the Company, or ii) an average of at least three quotes received on similarly structured and rated CMBS. The use of different market assumptions, valuation methodologies, changing interest rates, interest rate spreads for CMBS over the U.S. Treasury yields and the timing and magnitude of credit losses may have a material effect on the estimates of fair value. The fair value estimates presented herein are based on pertinent information available as of June 30, 1999.

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

At June 30, 1999, the amortized cost of the Company's investments in CMBS exceeded estimated fair value by $7,508,499. Impairment losses of $4,958,649 on these investments were recognized in 1998. Due to the Company's inability to hold its CMBS investments until the cost of the CMBS is recovered, the Company determined that the decline in the fair value of its CMBS below amortized cost at June 30, 1999 was other than temporary. Accordingly, the Company carries its investment in CMBS at estimated fair value at June 30, 1999. During the first quarter of 1999, the Company sold seven of its investments in CMBS securities for $47.8 million, resulting in a realized loss of $14.2 million, of which $11.7 million was recognized in 1998. The proceeds from the sale of CMBS were used to repay the Company's obligations under its debt agreements. (See Note 8)

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MEZZANINE LOAN INVESTMENTS

As of June 30, 1999, the Company's investment in mezzanine loans consisted of the following:

                                                                                                               Estimated
  Underlying      Interest     Maturity       Face          Amortized       Impairment       Carrying            Fair
   Security        Rate          Date         Value            Cost            Loss            Value             Value
  ----------      --------     --------       -----         ---------       ----------       --------          ---------
Commercial
real estate:
Office             12.00%     05/01/2007  $21,000,000      $24,485,585      $ 2,651,050      $21,834,535      $21,834,535
Hotel              11.77%     06/30/2003   19,647,200       19,722,940        2,222,940       17,500,000       17,500,000
Multi-family       10.63%     08/01/2008    2,800,000        2,662,793        1,046,515        1,616,278        1,616,278
Retail              9.69%     05/01/2005    4,570,896        4,233,172          941,272        3,291,900        3,291,900
Other              10.57%     07/01/2008    1,000,000          945,680          197,607          748,073          748,073
                                          -----------      -----------      -----------      -----------      -----------

  Total                                   $49,018,096      $52,050,170      $ 7,059,384      $44,990,786      $44,990,786
                                          ===========      ===========      ===========      ===========      ===========

At June 30, 1999, the amortized cost of the Company's investments in mezzanine loans exceeds their aggregate carrying value. The Company carries its investments in mezzanine loans at the lower of amortized cost after impairment losses or fair value. The fair value of mezzanine loan investments is based on the contract with Insignia Opportunity Partners for the loans being sold and Management's best estimate of market conditions at June 30, 1999. The use of different market assumptions, valuation methodologies, changing interest rates, interest rate spreads and the timing and magnitude of credit losses may have a material effect on the estimates of fair value. The Company's ability to hold its mezzanine loans to maturity was negatively affected by the 1998 turmoil in the financial markets and its effect on the value of the loans. An $8,195,491 impairment loss on mezzanine loan investments was recognized in 1998. Based on information obtained during recent sales negotiations that is perceived to more accurately reflect the estimated fair value, actual impairment loss on mezzanine loan investments is $7,059,384 at June 30, 1999, which results in a reduction in impairment charges of $1,136,107 for the six months ended June 30, 1999.

The Company's $19,647,200 face value mezzanine loan investment is a British pounds Sterling loan. The Company purchased the investment for 11.98 million in British pounds Sterling. Interest on the loan is based on Sterling Libor ("Base Rate") plus 4.00%. The exchange rate at the date of investment was $1.64 per pound. In order to reduce the risk of foreign currency exchange rate fluctuations, the Company entered into a foreign currency swap arrangement with Merrill Lynch Capital Services, Inc. The swap arrangement provides the Company with an exchange rate of $1.64 per pound on the return of its principal regardless of exchange rate fluctuation. The swap arrangement also converts the Base Rate to US$ Libor minus 0.06% regardless of movements in the Sterling Libor. The Company is subject to foreign currency risk on the spread portion (4.00%) of the quarterly interest payments. The market value of the currency swap at June 30, 1999 was an asset of $666,029. The foreign currency swap arrangement expires on the maturity date of the related loan. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the currency swap agreement. However, the Company does not anticipate nonperformance by the counterparty.

On April 5, 1999, the Company consummated a sale and repurchase agreement with respect to a mezzanine loan at a face value of $21 million to GMAC. The agreement allows the Company to repurchase the investment no later than April 1, 2000. The GMAC Repo generated proceeds of $10.5 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment if the Company repurchases the investment prior to October 1, 1999. On and after October 1, 1999, the repurchase price is fixed at $9.6 million. The Company used $8.5 million of the proceeds of the GMAC Repo to repay borrowings from LLIH and used the remaining proceeds to meet its remaining corporate obligations, which primarily consist of hedging liabilities. The Company is accounting for the GMAC Repo as a financing transaction.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - REAL ESTATE INVESTMENT HELD FOR SALE

As of June 30, 1999, the Company's investment in real estate consisted of the following:

Date Acquired           Property            Location            Property Type
-------------           --------            --------            -------------

6/26/98                 Lakeside Plaza      Stockton, CA        Retail

The carrying value of real estate investment held for sale at June 30, 1999 is summarized below:

         Real estate investment held for sale - at cost
                  Land                                         $ 1,470,000
                  Buildings                                      2,225,869
                  Tenant Improvements                                1,909
                  Capitalized Costs                                 20,670
         Less accumulated depreciation and amortization       (     32,280)
         Less impairment charge                               (    189,708)
                                                              ------------

         Real estate investment held for sale - net           $  3,496,460
                                                              ============

In connection with the Company's decision to discontinue its initial investment strategies, the Company also decided to sell its real estate investments and accordingly, at June 30, 1999, the Company's real estate investment is classified as held for sale. The real estate investment was written down to market value less estimated selling costs in 1998.

On March 25, 1999, the Company sold its Bryarwood 85 real estate investment for $3.8 million. Primarily due to credits given for tenant improvement liabilities, sales proceeds were $2,881,543, resulting in a realized loss of $262,391 of which $257,797 was recognized in 1998.

NOTE 8 - BORROWING ARRANGEMENTS

During 1998, the Company entered into certain borrowing arrangements to provide financing for the Company's investments. The facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty Trust") became due and was repaid and terminated on March 31, 1999. The agreement with Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Capital Services, Inc. ("Merrill Lynch") became due and was repaid and terminated on March 25, 1999. Total interest paid to Morgan Guaranty Trust and Merrill Lynch for the six months ended June 30, 1999 was $868,360.

The Company also entered into an agreement with Lend Lease Investment Holdings, Inc. ("LLIH") in 1998, to provide unsecured, subordinated financing to the Company. This facility was terminated on April 5, 1999, and borrowings under the agreement were completely repaid on that date with proceeds from the GMAC Repo. (See Note 9) Interest paid to LLIH for the six months ended June 30, 1999 was $147,562.

                          CHASTAIN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INTEREST RATE PROTECTION AGREEMENTS

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

On April 30, 1999 and May 3, 1999, the Company paid $4,771,187 and $1,149,570, respectively toward its Treasury locks liability.


NOTE 10 - SUBSEQUENT EVENTS

On July 2, 1999, the Company repaid its remaining Treasury lock liability of $5,034,951.

On August 2, 1999 the Company announced the sale of a portion of the Company's mezzanine loan investments and all of its remaining CMBS investments for $24.4 million. The Board of Directors also voted to adopt a Plan of Liquidation and Dissolution (the "Plan"). Both the asset sale and the Plan are subject to shareholder approval. The Company expects to submit the Plan to shareholders at the Company's annual meeting in the fourth quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's consolidated financial condition, results from operations, and capital resources and liquidity should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1.

Capital Resources and Liquidity

         Liquidity is the ability for the Company to meet its cash requirements including any ongoing commitments, borrowings, shareholder distributions, lending and general business activities. The Company's source of liquidity during the period ended December 31, 1998 consisted of net proceeds from the IPO, borrowings under the Master Loan and Security Agreement with Morgan Guaranty Trust (the "Morgan Guaranty Trust Agreement"), borrowings under the Merrill Lynch Agreement, borrowings under the LLIH Agreement and repurchase financing from the Deutsche Bank Agreement and the GMAC Repo.

         In order to meet the Company's liquidity needs in early 1999, the Board of Directors, on January 25, 1999, approved a plan of action to sell a portion of the Company's assets in order to meet the Company's outstanding obligations. On February 19, 1999, the Company sold a CMBS investment for total proceeds of $8.8 million. The proceeds were used to repay the Company's indebtedness under the Deutsche Bank Agreement. On March 31, 1999, the Company completed the sale of a package of CMBS. The total proceeds from the sale were $39.0 million. The Company used the proceeds to repay its borrowings from Morgan Guaranty Trust. In connection with its sale of investments on March 31, 1999, the Company entered into the GMAC Repo. The agreement allows the Company to repurchase the pledged investment no later than April 1, 2000. The GMAC Repo was closed on April 5, 1999 and generated proceeds of $10.5 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment if the Company repurchases the investment prior to October 1, 1999. On and after October 1, 1999, the repurchase price is fixed at $9.6 million. The Company used $8.5 million of the proceeds of the GMAC Repo to repay borrowings from LLIH and the remaining monies were used to meet its remaining corporate obligations, which primarily consisted of hedging liabilities.

         The Company paid off and terminated all of its existing credit facilities other than the GMAC Repo as of April 5, 1999. The Company's remaining material liability is $10.1 million for the GMAC Repo. As of July 2, 1999, the Company had paid all of the forward Treasury lock liabilities that were due. The Company believes its net working capital and net operating cash flow will be sufficient to meet the Company's remaining liabilities and that it will pay off the GMAC repo with proceeds from asset sales.

         As discussed in Note 1 to the Consolidated Financial Statements included in Item 1, the Company has entered into an agreement to sell all of its remaining CMBS investments and three of its mezzanine loan investments to Insignia Opportunity Partners. The aggregate purchase price for the transaction is $24.4 million. In addition, the Company's Board of Directors has adopted a Plan of Liquidation and Dissolution (the "Plan"), which provides for the complete liquidation of the Company's remaining assets and the dissolution of the Company in accordance with the Georgia Business Corporation Code. Both the asset sales and the Plan are subject to the approval of holders of a majority of the outstanding shares of common stock of the Company. The Company expects to submit these matters to its shareholders at its Annual Meeting of Shareholders during the fourth quarter of 1999. Prior to the meeting, the Company may enter into additional agreements for the sale of its assets, which would also be submitted to shareholders at the meeting. Assuming the Plan is approved by the shareholders, the Company intends to sell the remaining assets of the Company in the fourth quarter of 1999 or the first quarter of 2000. The Company expects to distribute the proceeds of such asset sales to shareholders as the properties are sold, with appropriate reserves for the Company's liabilities and expenses.

         The discussion above contains forward-looking statements regarding the Company's plans, goals and expectations, including statements regarding the Company's estimate of the timing of the sale of the Company's remaining assets, the distribution of proceeds and the dissolution of the Company. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. The Company's current plans are subject to change, including in the event of changes in general business and economic conditions as well as changes in interest rates and credit markets. There can be no assurance that shareholder approval of the asset sales and the Plan will be obtained, if and when proxy solicitation materials will be mailed to the Company's shareholders, or if and when the Company's assets will be sold, the proceeds distributed and the Company dissolved. The timing of any sale of the Company's assets, the distribution of proceeds, and the dissolution of the Company are subject to various and significant uncertainties, many of which are beyond the Company's control and which could delay any sale of the Company's remaining assets, distribution of proceeds and dissolution of the Company significantly beyond the time periods estimated above. Among such uncertainties are the date when any proxy solicitation materials are mailed to the Company's shareholders, the date when approval of the shareholders of the assets sales and the Plan is obtained (assuming it is obtained), the demand for the Company's assets by potential purchasers, the availability of capital for potential purchasers, the actual dates when assets are sold, and the duration of any installment sales of any of the assets and the amount of any contingent liabilities or expenses against which the Company must reserve sales proceeds.

Working Capital Reserves

         At June 30, 1999 the Company had $5,991,187 in cash and short-term investments. The funds were held to pay the Company's final Treasury lock liability of $5.0 million dollars on July 2, 1999. The remaining funds will be used to meet the Company's operating needs.

Financial Condition

         Securities Available-For-Sale. Due to the Company's pending agreement with Insignia Opportunity Partners for the sale of its remaining CMBS, the Company wrote down its investment in CMBS to fair value and recognized an impairment loss of $2,549,850 for the six months period ended June 30, 1999. The Company sold a CMBS on February 19, 1999 for $8,827,344 resulting in a realized loss of $627,488, of which $541,562 was recognized at December 31, 1998. On March 31, 1999, the Company sold $38,962,296 of CMBS in order to repay its obligations under its borrowing agreements, resulting in a realized loss of $13,592,790, of which $11,176,359 was recognized at December 31, 1999.

         Mezzanine Investment Portfolio. In connection with its sale of CMBS on March 31, 1999, the Company entered into a sale and repurchase agreement for an office mezzanine loan with a face value of $21 million to GMAC. The agreement allows the Company to repurchase the investment no later than April 1, 2000. The GMAC Repo closed on April 5, 1999, and generated proceeds of $10.5 million. The Company's liability at June 30,1999 was $10.1 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment if the Company repurchases the investment prior to October 1, 1999. On and after October 1, 1999, the repurchase price is fixed at $9.6 million. The Company used $8.5 million of the proceeds of the GMAC Repo to repay borrowings from LLIH and used the remaining monies to pay its hedging liabilities. Based on pending negotiations with third parties with respect to the mezzanine loans, the Company determined that the carrying value of the mezzanine loans were below market value and reduced the impairment allowance by $1,136,107 for the six months ended June 30, 1999. This reduction was a result of the Company's belief that the increased value more fairly reflected the estimated value of the assets to be sold.

         Mortgage Loan Portfolio. The Company accepted a discounted pay off of its remaining mortgage loan on January 4, 1999 at a loss of $797,810. This loss was recognized by the Company as an operating loss for the year ended December 31, 1998. The loss on sale and settlement of mortgage loans in the amount of $97,929 resulted from changes in estimates that were used to accrue for third party costs relating to the sale and settlement of previously committed loans.

         Real Estate Investments. At June 30, 1999, the Company's real estate investment was classified as held for sale. Preliminary offers determined that the value of the property was less than book value. Impairment losses of $447,505 were recognized in 1998. On March 25, 1999 the Company sold one real estate investment for $3.8 million in order to meet its debt obligations.

         Short-Term Borrowings. During the second quarter of 1999, the Company repaid its borrowings with LLIH, as further discussed in "Capital Resources and Liquidity" and in the notes to the Company's consolidated financial statements as of and for the period ended June 30, 1999 included herein.

         Treasury Locks Payable. As a result of the turmoil in the credit market during the fourth quarter of 1998 and the Company's failure to comply with its debt agreements, the Company determined that its ability to obtain long-term fixed rate financing was not probable. The turmoil also created uncertainty as to the Company's ability to hold its investments. Accordingly, the Company discontinued hedge accounting for its Treasury locks and incurred a loss of $13,070,685 on these agreements. As part of its debt restructuring on November 13, 1998, the Company paid $2,390,000 to settle its Treasury locks payable with Merrill Lynch. On April 30, 1999 and May 3, 1999, the Company paid $4,771,187 and $1,149,570, respectively, to settle outstanding Treasury lock liabilities. The remaining hedging liability of $5,034,951 to Morgan Guaranty Trust was paid on July 2, 1999.

         Shareholders' Equity. Shareholders' equity decreased by $2,142,413 from December 31, 1998 due to net losses from the sale of its investments. The losses were offset by $521,212 from operating income before asset sales.

Results from Operations

         Revenue. Revenue totaled $1,998,687 and $5,449,029 for the three and six months ended June 30, 1999 and $1,345,990 for the period ending June 30, 1998. Revenue is comprised primarily of interest income on CMBS investments and Mezzanine Investments and rental income from real estate. The decrease in revenue during the second quarter was the result of the asset sales that occurred earlier in the year.

 Operating Expenses. Operating expenses consist of expenses incurred in operating the Company, property and investment operations, and totaled $2,546,300 and $4,927,817 for the three and six months ended June 30, 1999 and $1,285,780 for the three and six months ended June 30, 1998. Included in the 1999 amounts were impairment losses on CMBS totaling $2,079,322 and $2,549,850 for the three and six month periods; and reduction in impairment on mezzanine loans of $1,136,107 for the three and six month periods. Management fees were calculated at 1% per annum of the Average Invested Assets for the quarter ended March 31, 1999 and 0.85% per annum of the Average Invested Assets for the quarter ended June 30, 1999, and totaled $157,442 and $436,911 for the three and six months ended June 30, 1999, respectively and $220,986 for the period ending June 30, 1998. The Company also recorded general and administrative expenses of $245,968 and $345,294 for the three and six months ended June 30, 1999 and 179,198 for the period ending June 30, 1998.

         Loss on Sale of CMBS. The loss on sale of CMBS was a result of the disposal of CMBS during first quarter for $47,789,640. The losses totaled $14,279,022 of which $11,717,920 was recognized in 1998.

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

Y2K exposures of the Company are currently being assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Company continues to communicate with its third party service vendors to assess Y2K compliance status and the adequacy of their Y2K efforts

The Manager has made Year 2000 compliance a high priority for replacement applications and is in the process of updating and replacing other applications that are not Year 2000 compliant. The Manager materially completed all mission critical system projects by the modified date of July 31, 1999, which will allow for systems testing to resolve any remaining Year 2000 compliance issues. However, if any of the vendors of the Manager's Y2K compliant software fail to perform pursuant to their contracts with the Manager, the Manager's Y2K compliance could be jeopardized, and could materially adversely affect the Company. The Manager does not believe that the costs to remediate any Y2K issues will materially affect its business, operations or financial condition, or will have an adverse affect on its clients, including the Company.

Lakeside Plaza is being assessed in an effort to identify critical Y2K issues. Required remediation strategies will depend on the outcome of the assessment and therefore, will not be developed until the property assessment is complete. The inventory survey for the property was halted due to the pending sale of the property.


The Company has not incurred any material costs to date relating to Y2K. Total property assessment costs to the Company were expected to total approximately $4,300 and the total cost for quality assurance for third party engineers and consultants is expected to be approximately $1,000. Remediation costs can not be reasonably estimated, until the assessment is complete and remediation strategies are determined.

The failure to adequately address the Year 2000 issue may result in the closure of the building owned by the Company. In order to reduce the potential impact on the operations of the Company, contingency plans are anticipated to be completed by September 30, 1999.

With respect to the Company's loan portfolios, the primary Year 2000 issue relates to potential borrower defaults caused by:

- increased expenses or legal claims related to failures of embedded technology in building systems,

- reductions in collateral value due to failure of one or more building systems,

- interruptions in building cash flows due to tenants inability to make timely lease payments inaccurate or incomplete accounting of rents, or decreases in building occupancy levels,

- the borrower's inability to address all material Y2K issues that may potentially impact the borrowers operations.

These risks are also applicable to the Company's portfolio of CMBS, as these securities are dependent upon the pool of mortgage loans underlying them. If the investors in these types of securities demand higher returns in recognition of these potential risks, the market value of any CMBS portfolio of the Company could also be adversely affected.



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

The following table quantifies the potential changes in net interest income and net asset value should interest rates rise or fall. The table below calculates the changes in the assets owned by the Company as of June 30, 1999 and assumes none of the assets are sold. The table represents the effect over the next four quarters. The results assume that yield curves of the rate changes will be parallel to each other. Net asset value is calculated as the sum of the present value of cash in flows generated from interest-earning assets net of cash outflows in respect of interest-bearing liabilities. The base interest rate scenario assumes interest rates at June 30, 1999. All changes in the net asset value are a result of valuing assets based on changes in interest rates. These changes do not include the effects of income or dividends. The net interest income is interest income (excluding interest income on cash) netted with interest expense. All changes are measured by percentage changes from the base interest rate. Actual results could differ significantly from these estimates.

                                                                                                   NET
 CHANGE IN INTEREST RATE                                         NET INTEREST INCOME            ASSET VALUE
 -----------------------                                         -------------------            -----------

         +400...........................................                 15.7                      (15.2)
         +300...........................................                 11.8                      (11.9)
         +200...........................................                  7.8                       (8.2)
         +100...........................................                  3.9                       (4.3)
       Base.............................................                  0.0                        0.0
         -100...........................................                 (3.9)                       4.7
         -200...........................................                 (7.8)                       9.8
         -300...........................................                (11.8)                      15.5
         -400...........................................                (15.7)                      21.7

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


                                                   Chastain Capital Corporation




                                                   By: /s/Steve Grubenhoff
                                                       -------------------
                                                       Steve Grubenhoff
                                                       Chief Financial Officer


Date:  August 13, 1999