Form 10-Q
period 1999-09-30
CHASTAIN CAPITAL CORP
filed 1999-11-15
CIK 1051491

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-23917

                          CHASTAIN CAPITAL CORPORATION
      (Exact name of registrant as specified in its governing instrument)

                   GEORGIA                                      58-2354416
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

     3424 PEACHTREE ROAD N.E., SUITE 800
              ATLANTA, GEORGIA                                     30326
   (Address of principal executive office)                      (Zip Code)

       (Registrant's telephone number, including area code)(404) 848-8850

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,346,778 shares of common stock outstanding as of November 12, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CHASTAIN CAPITAL CORPORATION

                                    CONTENTS

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:
         Consolidated Statement of Net Assets in Liquidation as of
           September 30, 1999 and Consolidated Balance Sheet as of
           December 31, 1998 (Unaudited).............................
         Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998 (Unaudited)......
         Consolidated Statement of Changes in Shareholders' Equity
           for the nine months ended September 30, 1999
           (Unaudited)...............................................
         Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 and 1998 (Unaudited).............
         Notes to Consolidated Financial Statements (Unaudited)......
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................
Item 3.  Quantitative and Qualitative Disclosure about Market Risk...

                       PART II -- OTHER INFORMATION
Items 1 through 6....................................................
Signatures...........................................................

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CHASTAIN CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF SEPTEMBER 30, 1999 AND
               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998
                       (GOING CONCERN BASIS) (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                          ASSETS
Commercial mortgage-backed securities (CMBS)
  available-for-sale, at fair value.........................  $ 19,000,900    $ 71,567,475
Mezzanine loan investments..................................    44,655,100      44,374,346
Mortgage loan investments...................................            --      15,150,400
Real estate investment held for sale, net...................     3,496,460       7,294,583
Cash and short-term investments.............................       953,366      11,957,616
Escrow cash.................................................            --       2,138,011
Accrued interest receivable.................................       707,150       1,153,989
Other assets................................................       269,937         876,006
                                                              ------------    ------------
          Total assets......................................  $ 69,082,913    $154,512,426
                                                              ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Short-term borrowings.......................................  $         --    $ 61,918,156
Subordinated debt to related party..........................            --       9,000,000
Borrowings under repurchase agreement.......................     9,633,000       7,926,375
Treasury locks payable......................................            --      10,887,660
Accrued management fees.....................................       380,265         438,842
Accrued interest expense....................................            --         374,759
Accrued expenses and other liabilities......................       801,293       4,127,931
                                                              ------------    ------------
          Total liabilities.................................    10,814,558      94,673,723
                                                              ------------    ------------
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value. Authorized 25,000,000
  shares, no shares issued
Common stock, $.01 par value. Authorized 200,000,000 shares,
  7,346,778 issued and outstanding at September 30, 1999 and
  December 31, 1998.........................................        73,468          73,468
Additional paid-in capital..................................   108,692,169     108,692,169
Distributions in excess of earnings:
  Accumulated losses from operations........................   (37,011,741)    (38,105,018)
  Accumulated losses from sale of assets....................   (10,230,302)     (7,566,677)
  Dividends paid............................................    (3,255,239)     (3,255,239)
                                                              ------------    ------------
          Total distributions in excess of earnings.........   (50,497,282)    (48,926,934)
                                                              ------------    ------------
          Total shareholders' equity........................    58,268,355      59,838,703
                                                              ============    ============
          Total liabilities and shareholders' equity........  $ 69,082,913    $154,512,426
                                                              ============    ============
          Net assets in liquidation.........................  $ 58,268,355
                                                              ============

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                               FOR THE THREE MONTHS      FOR THE NINE MONTHS ENDED
                                                ENDED SEPTEMBER 30,            SEPTEMBER 30,
                                             -------------------------   --------------------------
                                                1999          1998          1999          1998*
                                             ----------   ------------   -----------   ------------
REVENUE:
Interest income on CMBS....................  $  531,688   $  2,152,698   $ 2,895,497   $  2,469,793
Interest income on mezzanine loan
  investments..............................   1,214,076        878,941     3,623,344        890,543
Interest income on mortgage loan
  investments..............................          --        309,622         9,739        309,622
Rental income..............................     125,377        161,650       586,093        169,629
Other income...............................      10,409          4,925        32,721          4,925
Other interest income......................       8,514        113,654       191,699      1,122,968
                                             ----------   ------------   -----------   ------------
          Total revenue....................   1,890,064      3,621,490     7,339,093      4,967,480
                                             ----------   ------------   -----------   ------------
OTHER OPERATING (INCOME) EXPENSES:
Unrealized gain on mezzanine investments...      64,171             --    (1,071,936)            --
Losses on forward interest rate lock
  agreements...............................                 15,729,025                   15,729,025
Stock compensation to Manager..............          --             --            --        877,917
Asset selling costs........................     506,158                    1,256,158
Management fees............................     222,844        437,572       659,755        658,558
Forfeited deposit..........................                    500,000                      500,000
General and administrative expense.........     272,331        210,292       617,625        389,490
Depreciation and amortization..............          --         21,629       135,926         26,942
Real estate operating expenses.............      44,495         54,353       196,549         56,719
Interest expense...........................     208,000        788,658     1,852,889        788,658
Impairment loss on mezzanine and mortgage
  loan.....................................          --      8,406,695            --      8,406,695
Impairment loss on CMBS....................          --      7,219,289     2,549,850      7,219,289
Impairment loss on mezzanine loans.........          --      6,800,075            --      6,800,075
Impairment loss on mortgage loans..........          --      1,433,225            --      1,433,225
Impairment loss on real estate.............          --        189,708            --        189,708
Loss on termination of interest rate
  collar...................................          --             --        49,000             --
                                             ----------   ------------   -----------   ------------
          Total operating expenses.........   1,317,999     41,790,521     6,245,816     43,076,301
                                             ----------   ------------   -----------   ------------
OPERATING LOSS INCOME BEFORE ASSET SALES...     572,065    (38,169,031)    1,093,277    (38,108,821)
Gain (loss) on sale of CMBS................          --             --    (2,561,102)        42,426
Loss on sale of real estate................                         --        (4,594)            --
Loss on sale and settlement of mortgage
  loans....................................          --             --       (97,929)            --
                                             ----------   ------------   -----------   ------------
          NET INCOME (LOSS)................  $  572,065   $(38,169,031)  $(1,570,348)  $(38,066,395)
                                             ==========   ============   ===========   ============
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted..........................  $     0.08   $      (4.46)  $     (0.21)  $      (4.36)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted..........................   7,346,728      8,553,648     7,346,728      8,735,178

---------------

* 1998 Company operations began on April 23, 1998.

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE PERIOD ENDING SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                                                      DISTRIBUTIONS IN EXCESS OF EARNINGS
                                                                   -----------------------------------------
                          NUMBER OF                  ADDITIONAL                   LOSSES FROM
                            SHARES        COMMON      PAID-IN      ACCUMULATED      SALE OF       DIVIDENDS
                         OUTSTANDING       STOCK      CAPITAL       OPERATIONS       ASSETS         PAID           TOTAL
                       ----------------   -------   ------------   ------------   ------------   -----------   -------------
Balance at December
  31, 1998...........     7,346,778       $73,468   $108,692,169   $(38,105,018)  $ (7,566,677)  $(3,255,239)   $59,838,703
Paid in capital
  common stock.......                                                                                                     0
Value of stock
  options issued.....                                                                                                     0
Net loss.............            --            --             --      1,093,277     (2,663,625)           --    $(1,570,348)
                          ---------       -------   ------------   ------------   ------------   -----------    -----------
Balance at September
  30, 1999...........     7,346,778       $73,468   $108,692,169   $(37,011,741)  $(10,230,302)  $(3,255,239)   $58,268,355
                          =========       =======   ============   ============   ============   ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                   NINE MONTHS            NINE MONTHS
                                                                      ENDED                  ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                                      1999                   1998*
                                                                -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)................................................      $ (1,570,348)          $(38,066,395)
  Adjustments to reconcile net (loss) to net cash provided
    by operating activities:
    Impairment loss on investments..........................         1,477,913             24,048,992
    Losses on forward interest rate lock agreements.........                               15,729,025
    Loss (gain) on sale of CMBS.............................         2,561,102                (42,426)
    Losses on termination of interest rate collar...........            49,000
    Non-cash interest expense on rate lock agreements.......           284,048
    Loss on sale and settlement of mortgage loan
      investments...........................................            97,929
    Loss on sale of real estate.............................             4,722
    Depreciation and amortization...........................           135,926                 26,942
    Amortization of discount/premium on CMBS
      available-for-sale....................................          (317,169)              (202,327)
    Amortization of premium on mezzanine loan investment....           230,459                 71,054
    Amortization of deferred financing costs................                                   44,838
    Stock options issued....................................                                  888,773
    Shares issued for directors fees........................                                   45,000
    Net (increase) decrease in assets:
      Accrued interest receivable...........................           446,839             (1,740,718)
      Other assets..........................................         2,608,154               (687,619)
    Net increase (decrease) in liabilities:
      Accrued interest expense..............................          (374,759)               356,283
      Accrued management fees...............................           (58,577)               437,598
      Accrued expenses and other liabilities................          (243,584)             2,150,708
                                                                  ------------           ------------
         Net cash provided by operating activities..........         3,139,395              3,059,728
                                                                  ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of CMBS available-for-sale.......................                --           (106,231,165)
  Proceeds from sale of CMBS available-for-sale.............        47,772,792              3,477,500
  Purchase of mezzanine loan investments....................                --            (48,227,200)
  Purchase of mortgage loan investments.....................                --            (29,525,000)
  Proceeds from sale of mortgage loan investment............        15,052,470                     --
  Purchase of real estate investment........................                --             (6,854,807)
  Proceeds from sale of real estate investment..............         2,904,484                     --
  Repayments on investment borrowings.......................           560,725                     --
  Capital additions to real estate..........................            (1,877)               (18,674)
                                                                  ------------           ------------
         Net cash provided by (used in) investing
           activities.......................................        66,288,594           (187,379,346)
                                                                  ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on investment borrowings.......................                --                 57,697
  Proceeds from IPO.........................................                              124,812,244
  Deferred financing costs incurred.........................                                 (117,633)
  Proceeds from sale of other invested assets...............                                   39,000
  Proceeds from loan facilities.............................        18,500,000             99,541,130
  Repayments of loan facilities.............................       (87,711,531)           (20,610,516)
  Purchase and retirement of common stock...................                              (13,479,494)
  Repayments of treasury lock liability.....................       (10,955,708)
  Repayments of interest rate collar........................          (265,000)
  Dividends paid............................................                                 (808,270)
                                                                  ------------           ------------
         Net cash provided by (used in) financing
           activities.......................................       (80,432,239)           189,434,158
                                                                  ------------           ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS....................................       (11,004,250)             5,114,540
  Cash and short-term investments at beginning of period....        11,957,616                  1,000
  Cash and short-term investments at end of period..........      $    953,366           $  5,115,540
                                                                  ------------           ------------

---------------

* 1998 Company operations began on April 23, 1999.

          See accompanying Notes to Consolidated Financial Statements.

                          CHASTAIN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION

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

     On October 23, 1998, the Company announced that due to turmoil in the credit markets, it was necessary to obtain temporary waivers from its lenders to avoid being in default of tangible net worth covenants under the Company's credit facilities. The Board of Directors decided to discontinue new investment activity and concluded that the Company needed to be restructured. On November 13, 1998, the Company reached an agreement with it's lenders to restructure its credit facilities and to dispose of certain assets in order to reduce the size and stabilize the volatility of the overall portfolio. Proceeds from the asset sales were used to reduce outstanding indebtedness on both credit facilities. Through the asset sales and indebtedness reduction, the Company was able to satisfy its immediate liquidity needs. The remaining portfolio consists primarily of CMBS, mezzanine loan investments and real estate.

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

     On January 25, 1999, the Board of Directors approved a plan of action to sell off existing assets to meet debt maturities. From January 25, 1999 to March 31, 1999, the Company sold certain CMBS for total proceeds of $47.8 million, resulting in a realized loss of $14.2 million, of which $11.7 million was recognized in 1998. On March 25, 1999, the Company sold a real estate asset for $3.8 million, resulting in a realized loss of $0.3 million all of which was recognized in 1998.

     On April 5, 1999, the Company consummated an agreement (the "GMAC Repo") to sell an office mezzanine loan with a face value of $21 million to General Motors Acceptance Corporation ("GMAC"). The

                          CHASTAIN CAPITAL CORPORATION
agreement allows the Company to repurchase the investment no later than April 1, 2000. The GMAC Repo generated proceeds of $10.5 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment prior to October 1, 1999. After October 1, 1999, the repurchase price is fixed at $9.6 million. The Company used $8.5 million of the proceeds of the GMAC Repo to repay borrowings from LLIH. The Company is accounting for the GMAC Repo as a financing transaction.

     On May 14, 1999, the Board of Directors met to consider the strategic alternatives available to the Company. The Board of Directors deferred any decision on a particular course of action, but decided to engage Chase Securities, Inc. ("Chase") to act as its financial advisor and directed Chase to solicit potential purchasers for the Company either by merger or by sale of all of the assets of the Company. The Board determined that upon completion of the solicitation process by Chase, the Company would either enter into an agreement with a purchaser identified by Chase for the sale of the Company as a whole or adopt a plan of liquidation and sell the assets of the Company on an individual basis. After the adjournment of the May 14 Board meeting, the Company announced the Board's determination to liquidate the Company either through a sale of the Company or through a plan of liquidation and dissolution.

     Chase and management of the Company prepared confidential offering materials describing the assets of the Company. Chase contacted 40 potential purchasers on behalf of the Company. The offering materials were distributed by Chase to the 24 potential purchasers that executed confidentiality agreements with the Company. The offering materials invited the prospective purchasers to submit to Chase bids for either (i) a merger or other purchase of all of the outstanding shares of Common Stock or (ii) the purchase of all of the assets of the Company. Prospective purchasers were also asked to break down their bids on an asset-by-asset basis to facilitate comparison of multiple bids. Bids were initially due on June 23, 1999. Chase received a total of nine bids, seven of which were for asset acquisitions and two of which were for mergers or other share acquisition transactions. After reviewing the bids, the Company commenced negotiations with several prospective purchasers of the Company's assets.

     On August 11, 1999, the Company's Board of Directors approved a Plan of Liquidation and Dissolution (the "Plan of Liquidation"), pursuant to which all of the Company's assets were to be liquidated and the Company dissolved in accordance with the Georgia Business Corporation Code. The Plan of Liquidation became effective upon the approval of shareholders of the Company at the Company's annual meeting on October 1, 1999.

     On August 2, 1999, the Company entered into an agreement to sell a portion of the Company's mezzanine loan portfolio as well as the Company's entire remaining CMBS portfolio to Insignia Opportunity Partners for total consideration of $24.4 million. The sale of assets to Insignia was approved by the shareholders of the Company at the Company's annual meeting on October 1, 1999, and the transaction was completed on October 25, 1999. The sale of these assets resulted in a realized loss of approximately $9.8 million, all of which had been recognized in the Company's financial statements as of September 30, 1999.

     On August 17, 1999, the Company entered into an agreement to sell its investment in a $21.0 million mezzanine loan to BankBoston, N.A. for total consideration of approximately $21.8 million. The sale of the mezzanine loan to BankBoston N.A. was approved by the shareholders of the Company at the Company's annual meeting on October 1, 1999, and the transaction was completed on November 1, 1999. The loan had been held by GMAC Commercial Mortgage Corporation ("GMAC") pursuant to a repurchase agreement entered into by the Company and GMAC on April 5, 1999. The Company exercised its right to repurchase the loan from GMAC immediately prior to consummating the sale to BankBoston N.A.. The sale of the mezzanine loan resulted in a realized loss of approximately $2.65 million, all of which had been recognized in the Company's financial statements as of September 30, 1999.

                          CHASTAIN CAPITAL CORPORATION

     On November 5, 1999, the Company completed the sale of its investment in a L11,980,000 Sterling mezzanine loan for total proceeds of $17.8 million. The sale of the loan will result in a gain in the Fourth quarter of 1999 which will reduce the previously realized loss of approximately $2.2 million. As part of the sale of the loan, the Company terminated its foreign currency swap arrangement with Merrill Lynch Capital Services, Inc., which had provided the Company with a fixed exchange rate of $1.64 per pound Sterling on the return of its principal investment and a fixed base rate on the loan of U.S.$ Libor minus 0.06%.

     On November 8, 1999, the Company's Board of Directors declared a liquidating distribution of $7.45 per share of Common Stock, to be paid on November 29, 1999, to holders of record of the Common Stock at the close of business on November 19, 1999. The Company expects to make a final liquidating distribution after it completes the sale of its remaining asset. While the Company intends to make such distribution as promptly as practicable, the Company cannot predict with certainty the precise timing and amount of any additional distributions to shareholders pursuant to the Plan of Liquidation. The actual amount and timing of, and record dates for, such additional distributions will be determined by the Board of Directors in its sole discretion and will depend upon the proceeds of the sale of the Company's remaining assets and the amounts deemed necessary by the Board to pay or provide for all of the Company's liabilities and obligations. The existence of contingent or unknown liabilities means that the ultimate amount of liabilities cannot be determined with certainty, which makes it impracticable to predict the aggregate net amounts ultimately to be distributed to shareholders. Claims, liabilities and expenses will continue to accrue as the Company winds up its affairs, and the Company anticipates that expenses for professional fees and other expenses of liquidation will be significant. These expenses will reduce the amount of cash available for ultimate distribution to shareholders.

     Pursuant to the Plan of Liquidation, the Company has filed a Notice of Intent to Dissolve with the Secretary of State of Georgia and is in the process of liquidating its remaining assets. After all of the assets of the Company have been sold, all known debts, liabilities and obligations of the Company have been paid and discharged, or adequate provision has otherwise been made therefore, and all net proceeds have been distributed to or for the benefit of the Company's shareholders, the Company will file Articles of Dissolution with the Secretary of State of Georgia. Upon filing of the Articles of Dissolution, the Company will cease to exist as a legal entity and will be dissolved. Upon filing of the Articles of Dissolution, the Company's management agreement with Lend Lease Real Estate Investments, Inc. will be terminated with no termination fee or other payments by the Company.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LIQUIDATION ACCOUNTING

     On October 1, 1999, the Company's shareholders approved a plan of liquidation previously approved by the Company's Board of Directors on August 11, 1999. As a result, the Company has presented a Statement of Net Assets in liquidation as of September 30, 1999 prepared on a liquidation basis. Accordingly, September 30, 1999 assets have been recorded at net realizable value and liabilities, at their estimated settlement value according to generally accepted accounting principles.

     The adoption of the liquidation basis of accounting had no significant affect on the carrying value of the Company's assets and liabilities at September 30, 1999. The consolidated balance sheet as of December 31, 1998 and the consolidated statement of operations for the three and nine month periods ended September 30, 1999 & 1998 have been prepared using the historical cost (going concern) basis of accounting.

UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim periods. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete

                          CHASTAIN CAPITAL CORPORATION
financial information. In the opinion of management, all adjustments consisting of all normal recurring entries considered necessary for a fair presentation have been included.

NOTE 3.  SEGMENT DISCLOSURE

     The Company has one reportable segment, real estate investments. At September 30, 1999, the Company's real estate investments included CMBS, mezzanine real estate loans, and a commercial real estate property. The Company uses net income (loss) to measure profit or loss. The Company separately discloses assets, revenue and capital expenditures by type of real estate investment in the consolidated financial statements.

     Except for interest income earned on the Company's investment in a British pounds Sterling mezzanine loan, discussed in Note 6, all of the Company's revenue for the three and nine month periods ending September 30, 1999 is attributed to investments located in the United States. For the period ending September 30, 1998 the Company had no significant revenue attributed to investments located outside the U.S. Revenue information by country is summarized below:

                                                        NINE MONTHS          THREE MONTHS
                                                    ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                           1999                  1999
                                                    -------------------   -------------------
United States.....................................      $5,955,264            $1,439,330
United Kingdom....................................       1,383,829               450,734
          Total...................................       7,339,093             1,890,064

     At September 30, 1999, the carrying amount of the Company's British pounds Sterling loan was $17,500,000.

     During the nine months ended September 30, 1999, the following Company investments accounted for more than 10% of revenue:

Mezzanine loan on an office building in New York............  26%
Mezzanine loan on multiple hotels in London, England........   19

NOTE 4.  MANAGEMENT FEES

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

                          CHASTAIN CAPITAL CORPORATION

     Pursuant to the Management Agreement, the Company will pay the Manager a quarterly base management fee equal to the following:

For the first four fiscal quarters
commencing with the fiscal Quarter
ended June 30, 1998...................  1.00% per annum of the Average
                                        Invested Assets(1) of the Company

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

     The Management Agreement also provides for a quarterly incentive management fee equal to the product of (A) 25% of the dollar amount by which(1) (a) Funds From Operations(2) (before the incentive fee) of the Company for the applicable quarter per weighted average number of shares of Common Stock outstanding plus
(b) gains (or minus losses) from debt restructuring or sales of assets not included in Funds From Operations of the Company for such quarter per weighted average number of shares of Common Stock outstanding, exceed(2) an amount equal to (a) the weighted average of the price per share at initial offering and the prices per share at any secondary offerings by the Company multiplied by (b) 25% of the sum of the Ten Year U.S. Treasury Rate plus four percent, and (B) the weighted average number of shares of Common Stock outstanding. No incentive management fees have been earned since inception.

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

---------------
    (1) The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including a proportionate amount of the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar non-cash reserves less
(i) uninvested cash balances and (ii) the book value of the Company's CMO liabilities, computed by dividing (a) the sum of such values for each of the three months during such quarter (based on the book value of such assets as of the last day of each month) by (b) three.

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

                          CHASTAIN CAPITAL CORPORATION

NOTE 5.  INVESTMENT IN CMBS

     Commercial mortgage-backed securities classified as available-for-sale securities at September 30, 1999 are summarized below. The face value of CMBS was $31,015,870 at September 30, 1999.

                                     WEIGHTED                                                  ESTIMATED
                                   AVERAGE LIFE    AMORTIZED    IMPAIRMENT   AMORTIZED COST      FAIR
SECURITY RATING                     (IN YEARS)       COST         LOSSES        ADJUSTED         VALUE
---------------                    ------------   -----------   ----------   --------------   -----------
CMBS:
  BB+............................     13.668      $15,946,809   $5,304,209    $10,642,600     $10,642,600
  BB.............................     13.900       10,562,590    2,204,290      8,358,300       8,358,300
                                                  -----------   ----------    -----------     -----------
          Total..................                 $26,509,399   $7,508,499    $19,000,900     $19,000,900
                                                  ===========   ==========    ===========     ===========

     The estimated fair value of the CMBS as of September 30, 1999 is based on purchase price in the agreement with Insignia Opportunity Partners. In prior periods, the values have been determined by either i) the price obtained from the investment banking institutions, which sold the CMBS to the Company, or ii) an average of at least three quotes received on similarly structured and rated CMBS

     At September 30, 1999, the amortized cost of the Company's investments in CMBS exceeded estimated fair value by $7,508,499. Impairment losses of $4,958,649 and $2,549,850 on these investments were recognized in 1998 and 1999. During the first quarter of 1999, the Company sold seven of its investments in CMBS securities for $47.8 million, resulting in a realized loss of $14.2 million, of which $11.7 million was recognized in 1998. The proceeds from the sale of CMBS were used to repay the Company's obligations under its debt agreements. (See Note 8)

     The Company sold its remaining CMBS on October 25, 1999. The sale of the CMBS, which had proceeds to the Company of $19.0 million resulted in a realized loss of $7.5 million, all of which had been recognized in the Company's financial statements for the nine months ended September 30, 1999.

NOTE 6.  MEZZANINE LOAN INVESTMENTS

     As of September 30, 1999, the Company's investment in mezzanine loans consisted of the following:

                                                                                                         ESTIMATED
      UNDERLYING         INTEREST    MATURITY       FACE        AMORTIZED    IMPAIRMENT    CARRYING        FAIR
       SECURITY            RATE        DATE         VALUE         COST          LOSS         VALUE         VALUE
      ----------         --------   ----------   -----------   -----------   ----------   -----------   -----------
Commercial real estate:
  Office...............   12.00%    05/01/2007   $21,000,000   $24,405,016   $2,649,016   $21,756,000   $21,756,000
  Hotel................   11.77     06/30/2003    19,647,200    19,722,940    2,222,940    17,500,000    17,500,000
  Multi-family.........   10.63     08/01/2008     2,800,000     2,619,216    1,061,816     1,557,400     1,557,400
  Retail...............    9.69     05/01/2005     4,570,896     4,101,548      986,648     3,114,900     3,114,900
  Other................   10.57     07/01/2008     1,000,000       929,935      203,135       726,800       726,800
                                                 -----------   -----------   ----------   -----------   -----------
         Total.........                          $49,018,096   $51,778,655   $7,123,555   $44,655,100   $44,655,100
                                                 ===========   ===========   ==========   ===========   ===========

     At September 30, 1999, the amortized cost of the Company's investments in mezzanine loans exceeds their aggregate carrying value. The Company carries its investments in mezzanine loans at estimated fair value. The fair value of mezzanine loan investments is based on the contract with Insignia for the loans being sold and Management's best estimate of market conditions at September 30, 1999. The use of different market assumptions, valuation methodologies, changing interest rates, interest rate spreads and the timing and magnitude of credit losses may have a material effect on the estimates of fair value. The Company's ability to hold its mezzanine loans to maturity was negatively affected by the 1998 turmoil in the financial markets and its effect on the value of the loans. An $8,195,491 impairment losses on mezzanine loan investments was

                          CHASTAIN CAPITAL CORPORATION
recognized in 1998. Based on information obtained during recent sales negotiations that is perceived to more accurately reflect the estimated fair value, estimated impairment loss on mezzanine loan investments is $7,123,555 at September 30, 1999, which results in a reduction in impairment charges of $1,071,936 for the nine months ended September 30, 1999.

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

     The Company sold its investment in the Sterling mezzanine loan on November 8, 1999. The sale of the loan, which was effected pursuant to the Plan of Liquidation, resulted in a realized loss of approximately $2.0 million. An impairment charge of $2.2 million had previously been recognized in the Company's financial statements as of September 30, 1999.

     On October 25, 1999, the Company sold a portion of its portfolio of mezzanine loans. The proceeds of the sale of the three mezzanine loans were $5.4 million. The transaction resulted in a realized loss on the mezzanine loans of approximately $2.3 million, all of which had been recognized in the Company's financial statements as of September 30, 1999. On November 1, 1999, the Company sold its investment in a $21.0 million office mezzanine loan. The loan had been held by GMAC pursuant to the GMAC Repo entered into by the Company and GMAC on April 5, 1999. The Company exercised its right to repurchase the loan from GMAC immediately prior to consummating the sale of the loan. The proceeds of the sale of the loan were approximately $21.8 million, and the transaction resulted in a realized loss of approximately $2.6 million, all of which had been recognized in the Company" financial statements as of September 30, 1999.

NOTE 7.  REAL ESTATE INVESTMENT HELD FOR SALE

     As of September 30, 1999, the Company's investment in real estate consisted of the following:

                   DATE ACQUIRED                         PROPERTY        LOCATION     PROPERTY TYPE
                   -------------                      --------------   ------------   -------------
6/26/98.............................................  Lakeside Plaza   Stockton, CA      Retail

     The carrying value of real estate investment held for sale at September 30, 1999 is summarized below:

Real estate investment held for sale -- at cost
  Land......................................................  $1,470,000
  Buildings.................................................   2,225,869
  Tenant improvements.......................................       1,909
  Capitalized costs.........................................      20,670
Less accumulated depreciation and amortization..............     (32,280)
Less impairment charge......................................    (189,708)
                                                              ----------
Real estate investment held for sale -- net.................  $3,496,460
                                                              ==========

     In connection with the Company's decision to discontinue its initial investment strategies and adopt the Plan of Liquidation, the Company also decided to sell its real estate investments and accordingly, at

                          CHASTAIN CAPITAL CORPORATION

September 30, 1999, the Company's real estate investment is classified as held for sale. The real estate investment was written down to market value less estimated selling costs in 1998.

     On March 25, 1999, the Company sold its Bryarwood 85 real estate investment for $3.8 million. Primarily due to credits given for tenant improvement liabilities, sales proceeds were $2,881,543, resulting in a realized loss of $262,391 of which $257,797 was recognized in 1998.

NOTE 8.  BORROWING ARRANGEMENTS

     During 1998, the Company entered into certain borrowing arrangements to provide financing for the Company's investments. The facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty Trust") became due and was repaid and terminated on March 31, 1999. The agreement with Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Capital Services, Inc. ("Merrill Lynch") became due and was repaid and terminated on March 25, 1999. Total interest paid to Morgan Guaranty Trust and Merrill Lynch for the nine months ended September 30, 1999 was $868,360.

     The Company also entered into an agreement with Lend Lease Investment Holdings, Inc. ("LLIH") in 1998, to provide unsecured, subordinated financing to the Company. This facility was terminated on April 5, 1999, and borrowings under the agreement were completely repaid on that date with proceeds from the GMAC Repo. (See Note 9) Interest paid to LLIH for the nine months ended September 30, 1999 was $147,562.

     The Company entered into the GMAC Repo on April 5, 1999 and generated proceeds of $10.5 million. The repo was terminated on November 1, 1999. Interest paid on the repo for the nine months ended September 30, 1999 was $386,000.

NOTE 9.  INTEREST RATE PROTECTION AGREEMENTS

     In order to hedge the risk of a material change in interest rates that would affect the Company's borrowing rate on its lines of credit and on anticipated future long-term borrowing secured by the Company's investments, the Company in 1998 entered into forward treasury lock agreements, an interest rate collar and an interest rate cap. None of these agreements were held for trading purposes.

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

     On January 23, 1999 the Company terminated its interest rate collar contract at a loss of $265,000 of which $216,000 was recognized in 1998.

     On April 30, 1999 and May 3, 1999, the Company paid $4,771,187 and $1,149,570 respectively toward its Treasury locks liability.

     On July 2, 1999, the Company repaid its remaining Treasury lock liability of $5,034,951.

NOTE 10.  SUBSEQUENT EVENTS

     On October 25, 1999 the Company completed the sale of certain assets to Insignia Opportunity Partners for total consideration of $24.4 million. The sale resulted in a realized loss of $9.8 million, all of which had been recognized in the Company's financial statements as of September 30, 1999.

                          CHASTAIN CAPITAL CORPORATION

     On November 1, 1999 the Company completed the repurchase of the GMAC Repo and subsequently sold the mezzanine loan to BankBoston, N.A. for total consideration of approximately $21.8 million. The sale resulted in a realized loss of $2.6 million, all of which had been recognized in the Company's financial statements as of September 30, 1999.

     On November 8, 1999 the Company completed the sale of its mezzanine investment in British Pounds Sterling and simultaneously terminated the foreign currency swap. The loan sale and swap termination generated proceeds of $17.7 million resulting in a realized loss of approximately $2.0 million on the Company's financial statements, of which $2.2 million had previously been recognized in the Company's financial statements for the nine months ended September 30, 1999.

     On November 8, 1999 the Company's Board of Directors declared a liquidating distribution of $7.45 per share of Common Stock, to be paid on November 29, 1999 to holders of record of the Common Stock at the close of business on November 19, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's consolidated financial condition, results from operations, and capital resources and liquidity should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1.

CAPITAL RESOURCES AND LIQUIDITY

     Liquidity is the ability for the Company to meet its cash requirements including any ongoing commitments, borrowings, shareholder distributions, lending and general business activities. The Company's source of liquidity during the period ended June 30, 1999 consisted of net proceeds from the IPO, borrowings under the Master Loan and Security Agreement with Morgan Guaranty Trust (the "Morgan Guaranty Trust Agreement"), borrowings under the Merrill Lynch Agreement, borrowings under the LLIH Agreement and repurchase financing from the Deutsche Bank Agreement and the GMAC Repo.

     In order to meet the Company's liquidity needs in early 1999, the Board of Directors, on January 25, 1999, approved a plan of action to sell a portion of the Company's assets in order to meet the Company's outstanding obligations. On February 19, 1999, the Company sold a CMBS investment for total proceeds of $8.8 million. The proceeds were used to repay the Company's indebtedness under the Deutsche Bank Agreement. On March 31, 1999, the Company completed the sale of a package of CMBS. The total proceeds from the sale were $39.0 million. The Company used the proceeds to repay its borrowings from Morgan Guaranty Trust. In connection with its sale of investments on March 31, 1999, the Company entered into the GMAC Repo The agreement allows the Company to repurchase the pledged investment no later than April 1, 2000. The GMAC Repo was closed on April 5, 1999 and generated proceeds of $10.5 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment if the Company repurchases the investment prior to October 1, 1999. On and after October 1, 1999, the repurchase price is fixed at $9.6 million. The Company used $8.5 million of the proceeds of the GMAC Repo to repay borrowings from LLIH and the remaining monies were used to meet its remaining corporate obligations, which primarily consisted of hedging liabilities.

     The Company paid off and terminated all of its existing credit facilities as of April 5, 1999. The Company's remaining material liability at September 30, 1999 is $9.6 million for the GMAC Repo. The Company repurchased the investment that was pledged as part of the GMAC repo on November 1, 1999.

     On August 11, 1999, the Company's Board of Directors approved a Plan of Liquidation and Dissolution (the "Plan of Liquidation"), pursuant to which all of the Company's assets were to be liquidated and the Company dissolved in accordance with the Georgia Business Corporation Code. The Plan of Liquidation became effective upon the approval of shareholders of the Company at the Company's annual meeting on October 1, 1999.

     On August 2, 1999, the Company entered into an agreement to sell a portion of the Company's mezzanine loan portfolio as well as the Company's entire remaining CMBS portfolio to Insignia Opportunity Partners for total consideration of $24.4 million. The sale of assets to Insignia was approved by the shareholders of the Company at the Company's annual meeting on October 1, 1999, and the transaction was completed on October 25, 1999. The sale of these assets resulted in a realized loss of approximately $9.8 million all of which had been recognized in the Company's financial statements as of June 30, 1999.

     On August 17, 1999, the Company entered into an agreement to sell its investment in a $21.0 million mezzanine loan to BankBoston, N.A. for total consideration of approximately $21.8 million. The sale of the mezzanine loan to BankBoston N.A. was approved by the shareholders of the Company at the Company's annual meeting on October 1, 1999, and the transaction was completed on November 1, 1999. The loan had been held by GMAC Commercial Mortgage Corporation ("GMAC") pursuant to a repurchase agreement entered into by the Company on April 5, 1999. The Company exercised its right to repurchase the loan from GMAC immediately prior to consummating the sale to BankBoston N.A. The sale of the mezzanine loan resulted in a realized loss of approximately $2.65 million, all of which had been recognized in the Company's financial statements as of June 30, 1999.

     On November 5, 1999, the Company completed the sale of its investment in a L12.0 million Sterling mezzanine loan for total proceeds of L10.8 million. The sale of the loan will result in a gain in the fourth quarter of 1999 of $0.2 million which will reduce the previously realized loss of approximately $2.2 million on the Company's financial statements. As part of the sale of the loan, the Company terminated its foreign currency swap arrangement with Merrill Lynch Capital Services, Inc., which had provided the Company with a fixed exchange rate of $1.64 per pound Sterling on the return of its principal investment and a fixed base rate on the loan of U.S.$ Libor minus 0.06%.

     On November 8, 1999, the Company's Board of Directors declared a liquidating distribution of $7.45 per share of Common Stock, to be paid on November 29, 1999, to holders of record of the Common Stock at the close of business on November 19, 1999. The Company expects to make a final liquidating distribution after it completes the sale of its remaining assets. While the Company intends to make such distribution as promptly as practicable, the Company cannot predict with certainty the precise timing and amount of any additional distributions to shareholders pursuant to the Plan of Liquidation. The actual amount and timing of, and record dates for, such additional distributions will be determined by the Board of Directors in its sole discretion and will depend upon the proceeds of the sale of the Company's remaining assets and the amounts deemed necessary by the Board to pay or provide for all of the Company's liabilities and obligations. The existence of contingent or unknown liabilities means that the ultimate amount of liabilities cannot be determined with certainty, which makes it impracticable to predict the aggregate net amounts ultimately to be distributed to shareholders. Claims, liabilities and expenses will continue to accrue as the Company winds up its affairs, and the Company anticipates that expenses for professional fees and other expenses of liquidation will be significant. These expenses will reduce the amount of cash available for ultimate distribution to shareholders.

     Pursuant to the Plan of Liquidation, the Company has filed a Notice of Intent to Dissolve with the Secretary of State of Georgia and is in the process of liquidating its remaining assets. After all of the assets of the Company have been sold, all known debts, liabilities and obligations of the Company have been paid and discharged, or adequate provision has otherwise been made therefore, and all net proceeds have been distributed to or for the benefit of the Company's shareholders, the Company will file Articles of Dissolution with the Secretary of State of Georgia. Upon filing of the Articles of Dissolution, the Company will cease to exist as a legal entity and will be dissolved. Upon filing of the Articles of Dissolution, the Company's management agreement with Lend Lease Real Estate Investments, Inc. will be terminated with no termination fee or other payments by the Company.

     The discussion above contains forward-looking statements regarding the Company's plans, goals and expectations, including statements regarding the Company's estimate of the timing of the sale of the Company's remaining assets, the distribution of proceeds and the dissolution of the Company. Forward-looking statements are necessarily speculative, there being certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in the forward-looking statements. The Company's current plans are subject to change, including in the event of changes in general business and economic conditions as well as changes in interest rates and credit markets. The timing of any sale of the Company's assets, the distribution of proceeds, and the dissolution of the Company are subject to various and significant uncertainties, many of which are beyond the Company's and which could delay any sale of the Company's remaining assets, distribution of proceeds and dissolution of the Company significantly beyond the time periods estimated above. Among such uncertainties the demand for the Company's assets by potential purchasers, the availability of capital for potential purchasers, the actual dates when assets are sold, and the duration of any installment sales of any of the assets and the amount of any contingent liabilities or expenses against which the Company must reserve sales proceeds.

WORKING CAPITAL RESERVES

     At September 30, 1999 the Company had $1.0 million in cash and short-term investments. The funds will be used to meet the Company's operating needs. As of November 9, 1999, the Company has approximately $56.0 million in cash and short term investments due to the completion of asset sales and the payoff of the GMAC repo. The Directors have declared a dividend of $54.7 million ($7.45 per share of Common Stock) to be paid on November 29, 1999. The Company believes its remaining working capital will be sufficient to meet its remaining obligations.

FINANCIAL CONDITION

     Securities Available-For-Sale. Due to the Company's pending agreement with Insignia Opportunity Partners for the sale of its remaining CMBS, the Company wrote down its investment in CMBS to fair value and recognized an impairment loss of $2,549,850 for the nine months period ended September 30, 1999. The Company sold a CMBS on February 19, 1999 for $8,827,344 resulting in a realized loss of $627,488, of which $541,562 was recognized at December 31, 1998. On March 31, 1999, the Company sold $38,962,296 of CMBS in order to repay its obligations under its borrowing agreements, resulting in a realized loss of $13,592,790, of which $11,176,359 was recognized at December 31, 1999.

     Mezzanine Investment Portfolio. In connection with its sale of CMBS on March 31, 1999, the Company entered into a sale and repurchase agreement for an office mezzanine loan with a face value of $21 million to GMAC. The agreement allows the Company to repurchase the investment no later than April 1, 2000. The GMAC Repo closed on April 5, 1999, and generated proceeds of $10.5 million. The Company's liability at September 30, 1999 was $9.6 million. The repurchase price of the GMAC Repo will be adjusted such that GMAC will receive an 8% annualized yield on its investment if the Company repurchases the investment prior to October 1, 1999. On and after October 1, 1999, the repurchase price is fixed at $9.6 million. On November 1, 1999 the Company exercised its option to repurchase the loan. The Company used $8.5 million of the proceeds of the GMAC Repo to repay borrowings from LLIH and used the remaining monies to pay its hedging liabilities. Based on pending negotiations with third parties with respect to the mezzanine loans, the Company determined that the carrying value of the mezzanine loans were below market value and reduced the impairment allowance by $1,071,936 for the nine months ended September 30, 1999. This reduction was a result of the Company's belief that the increased value more fairly reflected the estimated value of the assets to be sold.

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

     Real Estate Investments. At September 30, 1999, the Company's real estate investment was classified as held for sale. Impairment losses of $447,505 were recognized in 1998. On March 25, 1999 the Company sold one real estate investment for $3.8 million in order to meet its debt obligations.

     Short-Term Borrowings. During the second quarter of 1999, the Company repaid its borrowings with LLIH, as further discussed in "Capital Resources and Liquidity" and in the notes to the Company's consolidated financial statements as of and for the period ended September 30, 1999 included herein.

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

     Shareholders' Equity. Shareholders' equity decreased by $1,570,348 from December 31, 1998 due to net losses from the sale of its investments. The losses were offset by $1,093,277 from operating income before asset sales.

RESULTS FROM OPERATIONS

     Revenue. Revenue totaled $1,890,064 and $7,339,093 for the three and nine months ended September 30, 1999 and $3,621,490 and $4,967,480 for the three and nine month period ending September 30, 1998. Revenue is comprised primarily of interest income on CMBS investments and Mezzanine Investments and rental income from real estate. The decrease in revenue during the three and nine month periods ending September 30, 1999 compared to the prior year was the result of the asset sales that occurred earlier in the year.

     Operating Expenses. Operating expenses consist of expenses incurred in operating the Company, property and investment operations, and totaled $1,317,999 and $6,245,816 for the three and nine months ended September 30, 1999 and $41,790,521 and $43,076,301 for the three and nine months ended September 30, 1998. Included in the 1999 amounts were impairment losses on CMBS totaling $0 and $2,549,850 for the three and nine month periods; and reduction in impairment on mezzanine loans of $1,071,936 for the three and nine month periods. The 1998 amounts include $24,048,992 in impairment losses and losses on forward interest rate lock agreements of $15,729,025. Management fees were calculated at 1% per annum of the Average Invested Assets for the quarters prior to March 31, 1999 and 0.85% per annum of the Average Invested Assets for the second and third quarters of 1999, and totaled $222,844 and $659,755 for the three and nine months ended September 30, 1999, respectively and $437,572 and $658,558 for the period ending September 30, 1998. The Company also recorded general and administrative expenses of $272,331 and $617,626 for the three and nine months ended September 30, 1999 and $210,292 and $389,490 for the three and nine months ended September 30, 1998

     Loss on Sale of CMBS. The loss on sale of CMBS was a result of the disposal of CMBS during first quarter for $47,789,640. The losses totaled $14,279,022 of which $11,717,920 was recognized in 1998.

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

     Y2K exposures of the Company are currently being assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Company continues to communicate with its third party service vendors to assess Y2K compliance status and the adequacy of their Y2K efforts.

     The property manager of Lakeside Plaza was instructed to follow BOMA guidelines (assessment, remediation and testing of any critical systems) to ensure Y2K readiness. Progress has been monitored by Lend Lease. Communications received from the property management company indicates the property is Y2K ready.

     The Company has not incurred any material costs to date relating to Y2K. Total property assessment costs to the Company were expected to total approximately $1,000 and the total cost for quality assurance for third party engineers and consultants is expected to be approximately $1,000. There were no remediation cost associated with this property. There could be unexpected costs associated with Y2K issues and these costs cannot be predicted at this time. These unexpected costs could be incurred prior to or after the year 2000.

     The failure to adequately address the Year 2000 issue may result in the closure of the building owned by the Company. In order to reduce the potential impact on the operations of the Company, contingency plans are anticipated to be completed.

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

     These risks are also applicable to the Company's portfolio of CMBS, as these securities are dependent upon the pool of mortgage loans underlying them. If the investors in these types of securities demand higher returns in recognition of these potential risks, the market value of any CMBS portfolio of the Company could also be adversely affected. As of October 31, all of the Company's investments in CMBS were sold.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As a result of the sale of the Company's remaining mezzanine loans and CMBS investments during October and November 1999 and the decision to liquidate the Company, the material portion of the Company's future market risk has been mitigated. Therefore, no quantitative disclosure has been prepared.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     27.1  Financial Data Schedule (for SEC filing purposes only)

     (b) Reports

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHASTAIN CAPITAL CORPORATION

                                          By:     /s/ Steve Grubenhoff
                                            ------------------------------------
                                                      Steve Grubenhoff
                                                  Chief Financial Officer

Date: November 12, 1999